Form 10-Q
period 1997-06-30
HTE INC
filed 1997-08-14
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ______________

                          Commission File No: 333-22637

                                  H.T.E., INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                      59-2133858
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                                 (407) 304-3235

 (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes                   No       X
                                                   --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  AUGUST 1, 1997
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      7,688,651

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                      JUNE 30,            DECEMBER 31,
                                                                        1997                  1996
                                                                   ----------------    --------------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $        17,413     $               740
     Trade accounts receivable, net                                         17,543                  16,767
     Other current assets                                                    2,261                   1,183
                                                                   ----------------    --------------------
           Total current assets                                             37,217                  18,690
                                                                   ----------------    --------------------

COMPUTER EQUIPMENT, FURNITURE AND
     FIXTURES, net                                                           1,590                   1,592
                                                                   ----------------    --------------------

OTHER ASSETS
     Computer software development costs, net                                3,635                   3,657
     Other assets                                                              870                     842
                                                                   ----------------    --------------------
                                                                             4,505                   4,499
                                                                   ----------------    --------------------
        Total assets                                               $        43,312     $            24,781
                                                                   ================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                     $          5,558     $             6,258
     Line of credit                                                              -                   2,306
     Deferred revenue                                                       12,141                  10,378
     Other current liabilities                                                  85                     158
                                                                  -----------------    --------------------
           Total current liabilities                                        17,784                  19,100
                                                                  -----------------    --------------------

LONG-TERM LIABILITIES:
     Deferred income taxes                                                   1,731                   1,731
     Other long-term liabilities                                               326                     250
                                                                  -----------------    --------------------
           Total long-term liabilities                                       2,057                   1,981
                                                                  -----------------    --------------------

COMMITMENTS AND CONTINGENCIES (Note 2)

MANDATORILY REDEEMABLE PREFERRED STOCK                                           -                   4,303
MANDATORILY REDEEMABLE CLASS C COMMON                                            -                     119

STOCKHOLDERS' EQUITY (DEFICIT)
        Class A common stock                                                     -                       1
        Common stock                                                            73                       -
     Additional paid-in capital                                             24,403                     229
     Accumulated deficit                                                    (1,021)                   (947)
     Cumulative translation adjustment                                          16                      (5)
                                                                  -----------------    --------------------
           Total stockholders' equity (deficit)                             23,471                    (722)
                                                                  -----------------    --------------------
        Total liabilities and stockholders' equity                $         43,312     $            24,781
                                                                  =================    ====================


The accompanying notes are an integral part of these consolidated balance sheets.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               -------------------------------     ---------------------------------
                                                    1997             1996               1997                1996
                                               -------------    --------------     -------------       -------------
REVENUES:
     Software licenses                         $      4,827     $       1,036      $     10,657       $      5,635
     Professional services                            2,413             1,701             4,180              3,376
     Hardware                                         2,638             2,300             4,258              3,669
     Maintenance and other                            2,995             2,051             5,725              3,935
                                               -------------    --------------     -------------      -------------
        Total revenues                               12,873             7,088            24,820             16,615
                                               -------------    --------------     -------------      -------------

EXPENSES:
     Cost of software licenses                        1,257               676             2,112              1,425
     Cost of professional services                    1,423             1,056             2,554              2,262
     Cost of hardware                                 1,938             1,815             3,319              2,896
     Cost of maintenance and other                    1,302               636             2,567              1,437
     Research and development                         1,508             1,224             2,900              2,129
     Sales and marketing                              2,495             1,332             4,647              2,686
     General and administrative                       2,088             1,251             4,258              2,652
     Provision for relocation of offices                300                 -               300                  -
                                               -------------    --------------     -------------      -------------
        Total operating expenses                     12,311             7,990            22,657             15,487
                                               -------------    --------------     -------------      -------------

INCOME (LOSS) FROM OPERATIONS                           562              (902)            2,163              1,128

OTHER EXPENSES:
     Interest                                            57                64               126                121
                                               -------------    --------------     -------------      -------------
INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                         505              (966)            2,037              1,007
PROVISION (BENEFIT) FOR INCOME
     TAXES                                              170              (397)              803                419
                                               -------------    --------------     -------------      -------------
NET INCOME (LOSS)                                       335              (569)            1,234                588

ACCRETION AND ACCRUAL OF
     DIVIDENDS ON MANDATORILY REDEEMABLE
     PREFERRED STOCK                                    326              (334)           (1,308)              (380)
                                               -------------    --------------     -------------      -------------

NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS                       $        661     $        (903)      $       (74)       $       208
                                               =============    ==============     =============      =============

PROFORMA NET INCOME (LOSS) PER
     COMMON AND COMMON EQUIVALENT SHARE
                                               $       0.06     $       (0.10)      $      0.22        $      0.11
                                               =============    ==============     =============      =============

PROFORMA WEIGHTED AVERAGE
     COMMON AND COMMON EQUIVALENT SHARES
     OUTSTANDING                                      5,821             5,435             5,629              5,435
                                               =============    ==============     =============      =============

The accompanying notes are an integral part of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------------------
                                                                       1997                     1996
                                                                  ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $         1,234        $            588
     Adjustments to reconcile net income to net cash provided
        by operating activities--
        Depreciation and amortization                                       1,424                   1,108
        Accretion of mandatorily redeemable Class C common
           stock charged to interest expense                                   19                       -
        Gain on forgiveness of accounts payable                                 -                    (210)
        Compensation due to sale of stock                                      65                       -
        Deferred income taxes                                                 (38)                    145
     Changes in operating assets and liabilities--
        Decrease (increase) in assets--
           Trade accounts receivable, net                                    (776)                 (1,334)
           Other current assets                                            (1,040)                    (16)
           Other assets                                                      (107)                    (21)
        Increase (decrease) in liabilities--
           Accounts payable and accrued liabilities                          (700)                  1,830
           Deferred revenue                                                 1,763                  (1,416)
           Other liabilities                                                   20                     (86)
                                                                  ----------------       -----------------
           Net cash provided by operating activities:                       1,864                     588
                                                                  ----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (270)                   (314)
     Computer software development costs                                   (1,051)                 (1,037)
                                                                  ----------------       -----------------
           Net cash used in investing activities:                           (1,321)                 (1,351)
                                                                  ----------------       -----------------

The accompanying notes are an integral part of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS) (CONTINUED)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                            19,056                     229
     Net proceeds from issuance of preferred stock                              -                     247
     Net borrowing (repayment) under line of credit                        (2,306)                    106
     Borrowing of long-term debt                                                -                      81
     Repayments of notes payable to related parties                             -                    (100)
     Repayments under obligations of capital leases                           (17)                    (40)
     Dividend payments on preferred stock                                    (624)                      -
     Advances on notes receivable from shareholders                             -                    (115)
                                                                  ----------------         ---------------
           Net cash provided by financing activities:                      16,109                     408
                                                                  ----------------         ---------------

Effect of foreign currency exchange rate changes on cash
     and cash equivalents                                                      21                       -
                                                                  ----------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                           16,673                    (355)

CASH AND CASH EQUIVALENTS, beginning of period                                740                     355
                                                                  ================         ===============
CASH AND CASH EQUIVALENTS, end of period                          $        17,413          $            -
                                                                  ================         ===============

SUPPLEMENTAL SCHEDULES OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                       $           114          $          120
     Cash paid for income taxes                                             1,129                      13


The accompanying notes are an integral part of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1997
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The condensed consolidated financial statements included herein have been prepared by H.T.E., Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended March 31, 1996, and the nine months ended December 31, 1996 and the notes thereto, included in the Company's Form S-1 Registration Statement (File No. 333-22637) filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19,056 net of issuance costs of $2,818.

Concurrent with the effectiveness of the Company's registration statement on Form S-1, the Company completed a recapitalization pursuant to which all outstanding shares of Redeemable Preferred Stock, Class A Common stock and Class C Common Stock were split 53-for-one and exchanged simultaneously on a one-for-one basis for shares of the Company's newly authorized Common Stock. As part of the recapitalization, the Company paid $624 in accrued dividends on the Redeemable Preferred Stock. The Redeemable Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common stock were then canceled, retired and eliminated from the shares the Company is authorized to issue.

Subsequent to June 30, 1997, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3,836 from the transaction, net of additional issuance costs of $289.

2.   LITIGATION

The Company is involved in various legal actions arising in the normal course of business, as both a claimant and a defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

3.   EARNINGS PER SHARE

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE. Pro forma net income (loss) per common share is determined by dividing net income (loss), as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the proforma weighted average number of common and

                          H.T.E., INC. AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1997
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

The pro forma weighted average number of common and common equivalent shares outstanding during the period assumes the conversion of the mandatorily redeemable preferred stock outstanding prior to the twelve-month period preceding the initial filing date into Class A common stock as of the date such preferred stock was first issued. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued and common stock options granted by the Company during the 12 months preceding the initial filing date have been included in the calculation of pro forma weighted average common and common equivalent shares outstanding, using the treasury stock method based on the initial public offering price of $11.00, as if the stock and options were outstanding for all periods presented.

All share and per share information in the financial statements have been adjusted to give effect to the 53-to-1 common stock split and par value restatement which became effective concurrent with the effectiveness of the registration statement.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 will require the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Generally, the Company expects basic EPS, which is calculated based on the weighted-average number of shares outstanding, to be slightly higher than primary EPS currently presented. Diluted EPS, which would include the effects of dilutive potential common shares, is expected to approximate primary EPS. The pro forma earnings per share for the three months and six months ended June 30, 1997 and 1996, utilizing the requirements of SFAS No. 128 are as follows:

                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                               ----------------------------   -------------------------------
                                 1997              1996         1997            1996
                              ------------    -------------   -------------    --------------
Basic earnings per share        $ 0.06         $  (0.11)      $   0.22       $   0.11
Diluted earnings per share      $ 0.06         $  (0.10)      $   0.22       $   0.11

4.   NON-RECURRING CHARGES - OFFICE RELOCATION/MOVE EXPENSES

During the quarter ended June 30, 1997, the Company closed two of its Midwest regional offices and a West Coast regional office and relocated its headquarters 20 miles north of its Orlando, FL location to Lake Mary, FL. As a result, the Company incurred non-recurring relocation and move related expenses. The provision for relocation of offices expense includes the costs for reimbursing certain employees for real estate transactions, moving expenses and severance. The provision for relocation expenses also includes move and dual building costs related to the change in headquarters location. This charge decreased income from operations by $300 ($180 or $0.03 per share after taxes) for the three and six-month periods ended June 30, 1997. On a proforma basis without these charges, earnings per share would have been $0.09 versus $0.06 for the three-month period ended June 30, 1997.

5.   EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan on July 23, 1997, subject to shareholder approval at the next annual meeting. The plan shall be effective as of September 1, 1997 and is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Two hundred thousand shares will be reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997

splits, stock dividends, recapitalizations or other similar changes. The plan qualifies as a non-compensatory plan under APB Opinion No. 25, therefore, the plan is not expected to have any effect on the income statement.


ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 1997 and June 30, 1996," "Comparison of Six Months Ended June 30, 1997 and June 30, 1996" and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-22637), which was declared effective on June 10, 1997.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------    ----------------------------------
                                           1997               1996               1997               1996
                                       --------------    ----------------    --------------    ----------------
                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
REVENUES:
     Software licenses                          37.5  %             14.6  %           42.9  %             33.9
     Professional services                      18.7                24.0              16.8                20.3
     Hardware                                   20.5                32.5              17.2                22.1
     Maintenance and other                      23.3                28.9              23.1                23.7
                                       --------------    ----------------    --------------    ----------------
        Total revenues                         100.0               100.0             100.0               100.0

EXPENSES:
     Cost of software licenses                   9.8                 9.5               8.5                 8.6
     Cost of professional services              11.1                14.9              10.3                13.6
     Cost of hardware                           15.1                25.6              13.4                17.4
     Cost of maintenance and other              10.1                 9.0              10.3                 8.6
     Research and development                   11.7                17.3              11.7                12.8
     Sales and marketing                        19.4                18.8              18.7                16.2
     General and administrative                 16.2                17.6              17.2                16.0
     Provision for relocation                    2.3                   -               1.2                   -
                                       --------------    ----------------    --------------    ----------------
        Total operating expenses                95.7               112.7              91.3                93.2
                                       --------------    ----------------    --------------    ----------------

Income (loss) from operations                    4.3               (12.7)              8.7                 6.8
Other expenses:
     Interest                                    0.4                 0.9               0.5                 0.7
                                       --------------    ----------------    --------------    ----------------
Income (loss) before provision for
     income taxes                                3.9               (13.6)              8.2                 6.1
                                       --------------    ----------------    --------------    ----------------
Provision (benefit) for income
     taxes                                       1.3                (5.6)              3.2                 2.5
                                       --------------    ----------------    --------------    ----------------
Net income (loss)                                2.6  %             (8.0)  %           5.0  %              3.6
                                       ==============    ================    ==============    ================

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

   REVENUES The Company's total revenues were $12,873 for the three months ended June 30, 1997 compared to $7,088 for the three months ended June 30, 1996, an increase of $5,785 or 81.6%. Revenues from software licenses were $4,827 for the three months ended June 30, 1997 compared to $1,036 for the period ended June 30, 1996, an increase of $3,791 or 365.9%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $2,413 for the three months ended June 30, 1997 compared to $1,701 for the three months ended June 30, 1996, an increase of $712 or 41.9%, directly related to new software licenses and the Company's increased number of service offerings. Hardware revenues were $2,638 for the three months ended June 30, 1997 compared to $2,300 for the three months ended June 30, 1996, an increase of $338 or 14.7%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $2,995 for the three months ended June 30, 1997 compared to $2,051 for the three months ended June 30, 1996, an increase of $944 or 46.0%. This change was a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

   COST OF REVENUES Cost of software licenses, which include third-party royalties and amortization of computer software development costs, was $1,257 for the three months ended June 30, 1997 compared to $676 for the three months ended June 30, 1996, an increase of $581 or 85.9%, as a result of increased number of software licenses, specifically, third party public safety products. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $1,423 for the three months ended June 30, 1997 compared to $1,056 for the three months ended June 30, 1996, an increase of $367 or 34.8%. This was directly related to increased professional service revenues and expanded offerings of full service professional services. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $1,938 for the three months ended June 30, 1997 compared to $1,815 for the three months ended June 30, 1996, an increase of $123 or 6.8%, which is directly related to the increased hardware sales. Cost of maintenance and other for the three months ended June 30, 1997 was $1,302 compared to $636 for the three months ended June 30, 1996, an increase of $666 or 104.7%. This was due to investment in new customer support processes, increased personnel to enhance products and additional computer equipment required to handle GUI interfaces to the AS400.

   RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $1,508 for the three months ended June 30, 1997 compared to $1,224 for the three months ended June 30, 1996, an increase of $284 or 23.2%. This was due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

   SALES AND MARKETING EXPENSES Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $2,495 for the three months ended June 30, 1997 compared to $1,332 for the three months ended June 30, 1996, an increase of $1,163 or 87.3%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $2,088 for the three months ended June 30, 1997 compared to $1,251 for the three months ended June 30, 1996, an increase of $837 or 66.9%. This increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997

   PROVISION FOR RELOCATION OF OFFICES During the quarter ended June 30, 1997, the Company closed two of its Midwest regional offices and a West Coast regional office and relocated its headquarters 20 miles north of its Orlando, FL location to Lake Mary, FL. As a result, the Company incurred non-recurring relocation and move related expenses. The provision for relocation of offices expense includes the costs for reimbursing certain employees for real estate transactions, moving expenses and severance. The provision for relocation expenses also includes move and dual building costs related to the change in headquarters location. This charge decreased income from operations by $300 ($180 or $0.03 per share after taxes) for the three months ended June 30, 1997. On a proforma basis without these charges, earnings per share would have been $0.09 versus $0.06 for the three-month period ended June 30, 1997.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

   REVENUES The Company's total revenues were $24,820 for the six months ended June 30, 1997 compared to $16,615 for the six months ended June 30, 1996, an increase of $8,205 or 49.4%. Revenues from software licenses were $10,657 for the six months ended June 30, 1997 compared to $5,635 for the period ended June 30, 1996, an increase of $5,022 or 89.1%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $4,180 for the six months ended June 30, 1997 compared to $3,376 for the six months ended June 30, 1996, an increase of $804 or 23.8%, as result of new software licenses and the Company's increased number of service offerings. Hardware revenues were $4,258 for the six months ended June 30, 1997 compared to $3,669 for the six months ended June 30, 1996, an increase of $589 or 16.1%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $5,725 for the six months ended June 30, 1997 compared to $3,935 for the six months ended June 30, 1996, an increase of $1,790 or 45.5%. This was a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

   COST OF REVENUES Cost of software licenses, which include third-party royalties and amortization of computer software development costs, was $2,112 for the six months ended June 30, 1997 compared to $1,425 for the six months ended June 30, 1996, an increase of 687 or 48.2%, as a result of increased number of software licenses, specifically, third party public safety products. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $2,554 for the six months ended June 30, 1997 compared to $2,262 for the six months ended June 30, 1996, an increase of $292 or 12.9%. This was directly related to increased professional service revenues and expanded offerings of full service professional services. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $3,319 for the six months ended June 30, 1997 compared to $2,896 for the six months ended June 30, 1996, an increase of $423 or 14.6%, which is directly related to the increased hardware sales. Cost of maintenance and other for the six months ended June 30, 1997 was $2,567 compared to $1,437 for the six months ended June 30, 1996, an increase of $1,130 or 78.6%. This was due to investment in new customer support processes, increased personnel to enhance products and additional computer equipment required to handle GUI interfaces to the AS400.

   RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $2,900 for the six months ended June 30, 1997 compared to $2,129 for the six months ended June 30, 1996, an increase of $771 or 36.2%. This was due to increased staffing levels and expenses related to additional software and hardware required for the development of additional products and platforms.

   SALES AND MARKETING EXPENSES Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $4,647 for the six months ended June 30, 1997 compared to $2,686 for the six months

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997


ended June 30, 1996, an increase of $1,961 or 73.0%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $4,258 for the six months ended June 30, 1997 compared to $2,652 for the six months ended June 30, 1996, an increase of $1,606 or 60.6%. This increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth.

   PROVISION FOR RELOCATION OF OFFICES During the quarter ended June 30, 1997, the Company closed two of its Midwest regional offices and a West Coast regional office and relocated its headquarters 20 miles north of its Orlando, FL location to Lake Mary, FL. As a result, the Company incurred non-recurring relocation and move related expenses. The provision for relocation of offices expense includes the costs for reimbursing certain employees for real estate transactions, moving expenses and severance. The provision for relocation expenses also includes move and dual building costs related to the change in headquarters location. This charge decreased income from operations by $300 ($180 or $0.03 per share after taxes) for the six-month period ended June 30, 1997. On a proforma basis without these charges, earnings per share would have been $0.25 versus $0.22 for the six-month period ended June 30, 1997.


The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has achieved its highest income in the fiscal quarter ended March 31 due to the Company's sales practices. Recently, the Company implemented a new sales and marketing program and changed its fiscal year end to December 31 which the Company believes will moderate such fluctuations. Based on this change in sales practices combined with the change in fiscal year end, the Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company's operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To conform to industry standards, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19,056 net of issuance costs of $2,818. Subsequent to June 30, 1997, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3,836 from the transaction, net of additional issuance costs of $289. The Company has invested the net proceeds in short-term, investment grade, interest-bearing securities.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997


Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $1,321 and $1,351 during the six months ended June 30, 1997 and 1996, respectively. Capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. In addition, the Company made significant investments in upgrading internal systems.

Net cash provided by financing activities was $16,109 in the six months ended June 30, 1997, compared to $408 in the comparable 1996 period. The 1997 period reflects net proceeds from the initial public offering of $19,056 partially offset by the repayment of the Company's line of credit. Cash provided by financing activities for the six months ended June 30, 1996 related primarily to the issuance of common and preferred stock which raised $476 and net repayments of $68.

The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has not executed any agreements with respect to any such transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 1997


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is involved in various legal actions arising in the normal course of business, as both a claimant and a defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 14, 1997, at a special meeting of the shareholders of the Company, a majority of the shareholders entitled to vote approved an amendment to the articles of incorporation. The amendment provided that the vote of at least a majority of the directors or the holders of at least 66 2/3% of the voting power of the Company's voting stock is required to alter, amend or repeal certain provisions of the Company's charter documents pertaining to annual and special meetings of shareholders.

ITEM 5.  OTHER INFORMATION
The Company's common stock is listed on the NASDAQ National Market under the symbol "HTEI." Trading in the stock began on June 11, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

         Number   Name
         -------- -------------------------------------------------------------
         10.12    1997 Employee Stock Purchase Plan
         27.0     Financial Data Schedule (submitted only in electronic format)



(B)  REPORTS ON FORM 8-K
No reports on Form 8-K were filed by H.T.E., Inc. during the quarter ended June 30, 1997.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                H.T.E., INC.


Date:  August 14, 1997

                                /S/ DENNIS J. HARWARD
                                -----------------------------------------------
                                Dennis J. Harward
                                CHAIRMAN OF THE BOARD OF DIRECTORS,
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)


                                /S/ L.A. GORNTO, JR.
                                -----------------------------------------------
                                L.A. Gornto, Jr.
                                EXECUTIVE VICE PRESIDENT, CHIEF
                                FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                OFFICER)


                                /S/ SUSAN D. FALOTICO
                                -----------------------------------------------
                                Susan D. Falotico
                                VICE PRESIDENT, CONTROLLER AND
                                CHIEF ACCOUNTING OFFICER (CHIEF ACCOUNTING
                                OFFICER)

                                  EXHIBIT INDEX



        Number    Name
        --------  -------------------------------------------------------------
        10.12     1997 Employee Stock Purchase Plan
        27.0      Financial Data Schedule (submitted only in electronic format)