Form 10-Q
period 1997-09-30
HTE INC
filed 1997-11-14
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ____________ to ______________

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

                            Yes   X         No
                                ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING  AS OF NOVEMBER 1, 1997
          -----                         -----------------------------------
      Common stock
 Par value $.01 per share                           7,688,651

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                              SEPTEMBER 30,  DECEMBER 31,
                                                 1997            1996
                                              -----------  --------------
                                              (UNAUDITED)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                  $   20,890   $         740
   Trade accounts receivable, net                 18,199          16,767
   Other current assets                            2,273           1,183
                                              -----------  --------------
       Total current assets                       41,362          18,690
                                              -----------  --------------

COMPUTER EQUIPMENT, FURNITURE AND
   FIXTURES, net                                   2,080           1,592
                                              -----------  --------------

OTHER ASSETS
   Computer software development costs, net        3,679           3,657
   Other assets                                      787             842
                                              -----------  --------------
                                                   4,466           4,499
                                              -----------  --------------
     Total assets                             $   47,908   $      24,781
                                              ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities  $     4,673   $       6,258
   Line of credit                                      -           2,306
   Deferred revenue                               13,270          10,378
   Other current liabilities                          17             158
                                             ------------  --------------
       Total current liabilities                  17,960          19,100
                                             ------------  --------------

LONG-TERM LIABILITIES:
   Deferred income taxes                           1,731           1,731
   Other long-term liabilities                       123             250
                                             ------------  --------------
       Total long-term liabilities                 1,854           1,981
                                             ------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 2)

MANDATORILY REDEEMABLE PREFERRED STOCK                 -           4,303
MANDATORILY REDEEMABLE CLASS C COMMON                  -             119

STOCKHOLDERS' EQUITY (DEFICIT)
   Class A common stock                                -               1
   Common stock                                       77               -
   Additional paid-in capital                     27,963             229
   Accumulated earnings (deficit)                     52           (947)
   Cumulative translation adjustment                   2             (5)
                                             ------------  --------------
       Total stockholders' equity (deficit)       28,094           (722)
                                             ------------  --------------
     Total liabilities and stockholders'
     equity                                  $    47,908   $      24,781
                                             ============  ==============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                             -----------------------------          ------------------------------
                                                 1997               1996                1997                1996
                                             ---------           ---------          ----------           ---------
REVENUES:
   Software licenses                         $   5,950           $   3,409          $   16,607           $   9,044
   Professional services                         2,284               1,578               6,464               4,954
   Hardware                                      1,993               1,914               6,251               5,583
   Maintenance and other                         3,088               2,191               8,813               6,126
                                             ---------           ---------          ----------           ---------
     Total revenues                             13,315               9,092              38,135              25,707
                                             ---------           ---------          ----------           ---------

EXPENSES:
   Cost of software licenses                     1,606                 906               3,718               2,331
   Cost of professional services                 1,326               1,109               3,880               3,371
   Cost of hardware                              1,647               1,443               4,966               4,339
   Cost of maintenance and other                 1,257                 724               3,824               2,161
   Research and development                      1,457               1,197               4,357               3,326
   Sales and marketing                           2,550               2,098               7,197               4,784
   General and administrative                    1,891               1,355               6,149               4,007
   Provision for relocation of offices            --                  --                   300                --
                                             ---------           ---------          ----------           ---------
     Total operating expenses                   11,734               8,832              34,391              24,319
                                             ---------           ---------          ----------           ---------

INCOME (LOSS) FROM OPERATIONS                    1,581                 260               3,744               1,388

OTHER (INCOME) EXPENSES:
   Interest                                       (131)                 61                  (5)                182
                                             ---------           ---------          ----------           ---------
INCOME (LOSS) BEFORE PROVISION
   (BENEFIT) FOR INCOME TAXES                    1,712                 199               3,749               1,206
PROVISION (BENEFIT) FOR INCOME
   TAXES                                           639                  82               1,442                 501
                                             ---------           ---------          ----------           ---------
NET INCOME (LOSS)                                1,073                 117               2,307                 705

ACCRETION AND ACCRUAL OF
   DIVIDENDS ON MANDATORILY
   REDEEMABLE PREFERRED STOCK                     --                  (334)             (1,308)               (714)
                                             ---------           ---------          ----------           ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                       $   1,073           $    (217)         $      999           $      (9)
                                             =========           =========          ==========           =========

PROFORMA NET INCOME (LOSS) PER
   COMMON AND COMMON
   EQUIVALENT SHARE                          $    0.14           $    0.02          $     0.35           $    0.13
                                             =========           =========          ==========           =========

PROFORMA WEIGHTED AVERAGE
   COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                 7,817               5,435               6,503               5,435
                                             =========           =========          ==========           =========



The accompanying notes are an integral part of these consolidated statements.


                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      -----------------------------
                                                                           1997                1996
                                                                      ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   2,307            $    705
   Adjustments to reconcile net income to net cash provided
     by operating activities--
     Depreciation and amortization                                        2,210               1,624
     Accretion of mandatorily redeemable Class C common
       stock charged to interest expense                                     19                --
     Gain on forgiveness of accounts payable                               --                  (210)
     Compensation due to sale of stock                                       65                --
     Deferred income taxes                                                  (83)                245
   Changes in operating assets and liabilities--
     Decrease (increase) in assets--
       Trade accounts receivable, net                                    (1,432)               (228)
       Other current assets                                              (1,007)                (29)
       Other assets                                                         (64)                (21)
     Increase (decrease) in liabilities--
       Accounts payable and accrued liabilities                          (1,585)                972
       Deferred revenue                                                   2,892              (1,761)
       Other liabilities                                                     57                (128)
                                                                      ---------            --------
       Net cash provided by operating activities:                         3,379               1,169
                                                                      ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (928)               (371)
   Computer software development costs                                   (1,673)             (1,555)
                                                                      ---------            --------
       Net cash used in investing activities:                            (2,601)             (1,926)
                                                                      ---------            --------






 The accompanying notes are an integral part of these consolidated statements.


                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS) (CONTINUED)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1997                1996
                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                       22,620                 224
   Net proceeds from issuance of preferred stock                      --                   252
   Net borrowing (repayment) under line of credit                   (2,306)                411
   Borrowing of long-term debt                                        --                   (50)
   Repayments of notes payable to related parties                     (300)               (100)
   Repayments under obligations of capital leases                      (25)                (49)
   Dividend payments on preferred stock                               (624)               --
   Advances on notes receivable from shareholders                     --                  (115)
                                                                  --------            --------
       Net cash provided by financing activities:                   19,365                 573
                                                                  --------            --------

Effect of foreign currency exchange rate changes on cash
     and cash equivalents                                                7                --
                                                                  --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      20,150                (184)

CASH AND CASH EQUIVALENTS, beginning of period                         740                 355
                                                                  --------            --------
CASH AND CASH EQUIVALENTS, end of period                          $ 20,890            $    171
                                                                  ========            ========

SUPPLEMENTAL SCHEDULES OF CASH FLOW
   INFORMATION:
   Cash paid for interest                                         $    159            $    180
   Cash paid for income taxes                                        1,245                  24



 The accompanying notes are an integral part of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1997
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19,056 net of issuance costs of $2,818. In July, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3,564 from the transaction, net of additional issuance costs of $561.

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

3.   EARNINGS PER SHARE

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE. Pro forma net income (loss) per common share is determined by dividing net income (loss), as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the proforma weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

                          H.T.E., INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1997
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


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

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 will require the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Generally, the Company expects basic EPS, which is calculated based on the weighted-average number of shares outstanding, to be slightly higher than primary EPS currently presented. Diluted EPS, which would include the effects of dilutive potential common shares, is expected to approximate primary EPS. The pro forma earnings per share for the three months and nine months ended September 30, 1997 and 1996, utilizing the requirements of SFAS No. 128 are as follows:

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                             --------------------     --------------------
                               1997         1996         1997       1996
                             ---------   --------      --------  ----------
Basic earnings per share       $ 0.14     $ 0.02        $  0.37   $  0.13
Diluted earnings per share     $ 0.14     $ 0.02        $  0.35   $  0.13


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

5.   EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan on July 23, 1997, subject to shareholder approval at the next annual meeting. The plan is effective as of September 1, 1997 and is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Two hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The plan qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the income statement.

                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

ITEM 2

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30, 1997 and September 30, 1996," "Comparison of Nine Months Ended September 30, 1997 and September 30, 1996" and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-22637), which was declared effective on June 10, 1997.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                               ----------------------  --------------------
                                                  1997        1996       1997       1996
                                                ------      ------     ------     ------
                                             (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
REVENUES:
   Software licenses                                44.7 %      37.5 %     43.5 %     35.2%
   Professional services                            17.1        17.4       17.0       19.3
   Hardware                                         15.0        21.0       16.4       21.7
   Maintenance and other                            23.2        24.1       23.1       23.8
                                                  ------      ------     ------     ------
     Total revenues                                100.0       100.0      100.0      100.0

EXPENSES:
   Cost of software licenses                        12.1         9.9        9.8        9.1
   Cost of professional services                    10.0        12.2       10.2       13.1
   Cost of hardware                                 12.4        15.9       13.0       16.9
   Cost of maintenance and other                     9.4         7.9       10.0        8.4
   Research and development                         10.9        13.2       11.4       12.9
   Sales and marketing                              19.1        23.1       18.9       18.6
   General and administrative                       14.2        14.9       16.1       15.6
   Provision for relocation                           --          --        0.8         --
                                                  ------      ------     ------     ------
     Total operating expenses                       88.1        97.1       90.2       94.6
                                                  ------      ------     ------     ------

Income from operations:                             11.9         2.9        9.8        5.4
Other (income) expenses:
   Interest                                         (1.0)        0.7         --        0.7
                                                  ------      ------     ------     ------
Income before provision for
   income taxes                                     12.9         2.2        9.8        4.7
                                                  ------      ------     ------     ------
Provision for income
   taxes                                             4.8         0.9        3.8        2.0
                                                  ------      ------     ------     ------
Net income                                           8.1 %       1.3 %      6.0 %      2.7%
                                                  ======      ======     ======     ======


                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

   REVENUES The Company's total revenues were $13,315 for the three months ended September 30, 1997 compared to $9,092 for the three months ended September 30, 1996, an increase of $4,223 or 46.4%. Revenues from software licenses were $5,950 for the three months ended September 30, 1997 compared to $3,409 for the period ended September 30, 1996, an increase of $2,541 or 74.5%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $2,284 for the three months ended September 30, 1997 compared to $1,578 for the three months ended September 30, 1996, an increase of $706 or 44.7%, directly related to new software licenses and the Company's increased number of service offerings. Hardware revenues were $1,993 for the three months ended September 30, 1997 compared to $1,914 for the three months ended September 30, 1996, an increase of $79 or 4.1%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $3,088 for the three months ended September 30, 1997 compared to $2,191 for the three months ended September 30, 1996, an increase of $897 or 40.9%. This change was a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

   COST OF REVENUES Cost of software licenses, which include third-party royalties and amortization of computer software development costs, was $1,606 for the three months ended September 30, 1997 compared to $906 for the three months ended September 30, 1996, an increase of $700 or 77.3%, as a result of increased number of software licenses, specifically, third party public safety products. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $1,326 for the three months ended September 30, 1997 compared to $1,109 for the three months ended September 30, 1996, an increase of $217 or 19.6%. This was directly related to increased professional service revenues and expanded offerings of full service professional services. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $1,647 for the three months ended September 30, 1997 compared to $1,443 for the three months ended September 30, 1996, an increase of $204 or 14.1%, which is related to the increased hardware sales and the mix of equipment sold. Cost of maintenance and other for the three months ended September 30, 1997 was $1,257 compared to $724 for the three months ended September 30, 1996, an increase of $533 or 73.6%. This was due to investment in new customer support processes, increased personnel to enhance products and support additional clients installed and additional computer equipment required to handle GUI interfaces to the AS400.

   RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $1,457 for the three months ended September 30, 1997 compared to $1,197 for the three months ended September 30, 1996, an increase of $260 or 21.7%. This was due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

   SALES AND MARKETING EXPENSES Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $2,550 for the three months ended September 30, 1997 compared to $2,098 for the three months ended September 30, 1996, an increase of $452 or 21.5%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $1,891 for the three months ended September 30, 1997 compared to $1,355 for the three months ended September 30, 1996, an increase of $536 or 39.6%. This increase, which was partially offset by $300 of Seminole County incentives, was due to additional staffing,

                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

   REVENUES The Company's total revenues were $38,135 for the nine months ended September 30, 1997 compared to $25,707 for the nine months ended September 30, 1996, an increase of $12,428 or 48.3%. Revenues from software licenses were $16,607 for the nine months ended September 30, 1997 compared to $9,044 for the period ended September 30, 1996, an increase of $7,563 or 83.6%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $6,464 for the nine months ended September 30, 1997 compared to $4,954 for the nine months ended September 30, 1996, an increase of $1,510 or 30.5%, as a result of new software licenses and the Company's increased number of service offerings. Hardware revenues were $6,251 for the nine months ended September 30, 1997 compared to $5,583 for the nine months ended September 30, 1996, an increase of $668 or 12.0%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $8,813 for the nine months ended September 30, 1997 compared to $6,126 for the nine months ended September 30, 1996, an increase of $2,687 or 43.9%. This was a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

   COST OF REVENUES Cost of software licenses, which include third-party royalties and amortization of computer software development costs, was $3,718 for the nine months ended September 30, 1997 compared to $2,331 for the nine months ended September 30, 1996, an increase of 1,387 or 59.5%, as a result of increased number of software licenses, specifically, third party public safety products. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $3,880 for the nine months ended September 30, 1997 compared to $3,371 for the nine months ended September 30, 1996, an increase of $509 or 15.1%. This was directly related to increased professional service revenues and expanded offerings of full service professional services. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $4,966 for the nine months ended September 30, 1997 compared to $4,339 for the nine months ended September 30, 1996, an increase of $627 or 14.5%, which is related to the increased hardware sales and the mix of equipment sold. Cost of maintenance and other for the nine months ended September 30, 1997 was $3,824 compared to $2,161 for the nine months ended September 30, 1996, an increase of $1,663 or 77.0%. This was due to investment in new customer support processes, increased personnel to enhance products and support additional clients installed and additional computer equipment required to handle GUI interfaces to the AS400.

   RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $4,357 for the nine months ended September 30, 1997 compared to $3,326 for the nine months ended September 30, 1996, an increase of $1,031 or 31.0%. This was due to increased staffing levels and expenses related to additional software and hardware required for the development of additional products and platforms.

   SALES AND MARKETING EXPENSES Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $7,197 for the nine months ended September 30, 1997 compared to $4,784 for the nine months ended September 30, 1996, an increase of $2,413 or 50.4%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

   GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $6,149 for the nine months ended September 30, 1997 compared to $4,007 for the nine months ended September 30, 1996, an increase of $2,142 or 53.5%. This increase, which was partially offset by $300 of Seminole County incentives, was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth.

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

The Company anticipates having all of its products year 2000 compliant. Many installed non-H.T.E. computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. A significant amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Significant uncertainty exists in the software industry concerning the potential effects of such compliance. The Company is currently reviewing processes to facilitate faster implementation to support demand for year 2000 transitions. The Company could incur increased expenses in addressing the transition of customers to software that is year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19,056 net of issuance costs of $2,818. On July 22, 1997, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3,564 from the transaction, net of additional issuance costs of $561. The Company has invested the net proceeds in short-term, investment grade, interest-bearing securities.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $2,601 and $1,926 during the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. In addition, the Company made significant investments in upgrading internal systems.

                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

Net cash provided by financing activities was $19,365 in the nine months ended September 30, 1997, compared to $573 in the comparable 1996 period. The 1997 period reflects net proceeds from the initial public offering of $22,620 partially offset by the repayment of the Company's line of credit. Cash provided by financing activities for the nine months ended September 30, 1996 related primarily to the issuance of common and preferred stock which raised $476 and net repayments of $212.

The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has not executed any agreements with respect to any such transaction, except as provided in the following sentence. In September the Company signed a letter of intent to acquire the assets of Kb Systems, Inc., a software company that develops and licenses property appraisal, assessment and tax collection software applications to state and local governments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                          H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997


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

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION
In September the Company signed a letter of intent to acquire the assets of Kb Systems, Inc. ("Kb"), a software company that develops and licenses property appraisal, assessment and tax collection software applications to state and local governments. For its fiscal year ended June 30, 1997, Kb had total revenues of approximately $1.4 million. The transaction is expected to be finalized in the fourth quarter, subject to completion of due diligence and the execution of a definitive purchase agreement.

The Company's common stock is listed on the NASDAQ National Market under the symbol "HTEI." Trading in the stock began on June 11, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

      NUMBER     NAME
      ---------  -----------------------------------------------

      27.0 Financial Data Schedule (submitted only in electronic format)

(B)  REPORTS ON FORM 8-K
No reports on Form 8-K were filed by H.T.E., Inc. during the quarter ended September 30, 1997.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     H.T.E., INC.

Date:  November 14, 1997

                                     /S/ DENNIS J. HARWARD
                                     ----------------------------------
                                     Dennis J. Harward
                                     CHAIRMAN OF THE BOARD OF DIRECTORS,
                                     PRESIDENT AND CHIEF EXECUTIVE
                                     OFFICER AND DIRECTOR (PRINCIPAL
                                     EXECUTIVE OFFICER)


                                     /S/   L.A. GORNTO, JR.
                                     ----------------------------------
                                     L.A. Gornto, Jr.
                                     EXECUTIVE VICE PRESIDENT, CHIEF
                                     FINANCIAL OFFICER (PRINCIPAL
                                     FINANCIAL OFFICER)


                                     /S/   SUSAN D. FALOTICO
                                     ----------------------------------
                                     Susan D. Falotico
                                     VICE PRESIDENT, CONTROLLER AND
                                     CHIEF ACCOUNTING OFFICER (CHIEF
                                     ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



     NUMBER     NAME
     ---------  ------------------------------------------------

     27.0 Financial Data Schedule (submitted only in electronic format)