Form 10-K
period 1997-12-31
HTE INC
filed 1998-03-31
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the Fiscal Year Ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from____________ to ______________

                           COMMISSION FILE NO: 0-22657

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common stock, $.01 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

           Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [ ]

           The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on February 27, 1998, was $161,987,931. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

         The number of shares of the Registrants Common Stock, $.01 par value, outstanding as of February 27, 1998, was 7,713,711.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Registrant's 1998 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     H.T.E., Inc. ("HTE" or the "Company") develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. For over 16 years, the Company has focused its applications, business and marketing exclusively on the public sector and utilities and has established itself as a market leader. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution currently includes 50 applications addressing four functional areas: financial management, community services, public safety and justice, and utility management. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors.

     As of December 31, 1997, the Company had over 1,300 customers in the U.S., Caribbean, United Kingdom and Canada, including installations in all 50 U.S. states. The Company markets and sells its products through a direct sales force. The Company's focus on the public sector and utilities industries has allowed it to develop significant expertise in these industries and to design feature-rich solutions that address the specific needs of these organizations.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

     On June 11, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19.0 million net of issuance costs of $2.4 million. In July, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3.6 million from the transaction, net of additional issuance costs of $561,000.

     Concurrent with the effectiveness of the Company's registration statement on Form S-1, the Company completed a recapitalization pursuant to which all outstanding shares of mandatorily redeemable preferred stock, Class A common stock and mandatorily redeemable Class C common stock were split 53-for-one and exchanged simultaneously on a one-for-one basis for shares of the Company's newly authorized common stock. As part of the recapitalization, the Company paid $624,000 in accrued dividends on the mandatorily redeemable preferred stock. The mandatorily redeemable preferred stock, Class A common stock, Class B common stock and mandatorily redeemable Class C common stock were then canceled, retired and eliminated from the shares the Company is authorized to issue.

INDUSTRY BACKGROUND

     The public sector marketplace is composed of state, county and city governments, other municipal agencies and publicly owned utilities. The local government market comprises over 3,000 counties and over 19,000 municipalities in the U.S., not including school districts, townships and special governmental districts. The utility market includes approximately 1,800 water, gas and electric utilities, each serving between 25,000 and 500,000 consumers. With respect to public safety agencies, there are approximately 50,000 police, fire and emergency service agencies in the U.S. In 1996, state and local government agencies spent approximately $34.5 billion on information technology and related products according to G2 Research, Inc. This total included approximately $5.0 billion for software, $6.7 billion for external services and $7.4 billion for hardware. Approximately $15.4 billion was spent on internal services such as in-house MIS staffs.

     The public sector marketplace is currently undergoing significant organizational and business changes. Recently, the federal government has ceded additional program and funding responsibilities to state and local governments, resulting in a growing requirement at the local level to fill the gap between increasing constituent demands and limited resources. Like many private sector businesses, public sector organizations are facing increasing pressure to improve delivery of goods and services while striving to reduce costs and generate additional revenue. In response, public sector organizations are employing information technology solutions in an effort to streamline and automate administrative intensive processes, improve timeliness and quality of services and generally enhance operating efficiencies. In addition, public organizations are seeking to use information technology to create new sources of revenue and enhance existing revenue collection.

     Certain information technology issues facing state and local governments also impact public utilities, many of which are owned by municipalities. In addition, recent deregulation in the utility market has resulted in greater competition between public and private utilities. Consequently, public utilities are under pressure to retain their customer bases and focus their efforts on enhancing the level of service, improving operating practices and reducing costs. Specifically, utilities seek to ensure timely and effective utilization of inventory, equipment and human resources, along with improved customer service levels. Utilities must also comply with government regulations covering environmental, worker health and safety and other matters.

     In the 1970s and 1980s, local governments and utility companies began to use computerized operations management systems principally based on mainframe computers and later based on minicomputers. These legacy systems typically use proprietary operating systems and database software and are frequently developed on a custom basis to meet the specific needs of a customer. The proprietary and custom nature of legacy systems often limits their accessibility and interoperability with other software applications, systems and resources. Further, these systems often do not address current needs and are becoming increasingly difficult and expensive to maintain, update and change. Currently, many public sector organizations are faced with a pressing need to integrate mission-critical functions and databases by replacing stand-alone applications and customized software with cost-effective enterprise-wide solutions that improve overall operational efficiencies and manage the flow of information between departments.

     In recent years, the increased performance and lower cost of desktop computers, together with improvements in network communications, have contributed to a shift by organizations from centralized computer systems to more distributed environments that support the integration of a variety of "client" (end-user) and "server" (host-based) applications. The first generation of client/server software applications primarily consisted of "point solutions" that focused on a single function, such as the general ledger or human resource management. Point solutions are not easily interoperable with point solutions from other providers, making access to information between departments difficult and requiring redundant data entry or expensive customization and maintenance. Because point solutions frequently do not operate on the customer's existing system, they often require a long implementation process involving the costly migration of large amounts of data from existing systems and the purchase of new hardware and software.

     One alternative to replacing or upgrading a legacy system is to outsource information technology needs to independent providers. Outsourcing generally encompasses a wide array of services ranging from custom software development to assuming full responsibility for information systems management, including both equipment and personnel. Outsourcing often provides a solution to the problem faced by public organizations of retaining the expertise and personnel necessary to maintain legacy systems. Further, outsourcing often represents a means of avoiding many of the costs associated with the in-house design, implementation and management of complex information systems. However, in many cases, outsourcing itself does not provide an enterprise-wide solution, but rather simply represents a shift of the information management problems from the public sector organization to an independent third-party service provider.

     A number of software vendors have begun to offer generalized client/server products to the public sector market, though these are frequently private sector providers with little public sector industry expertise. Additionally, their solutions typically are not enterprise-wide and as a result do not enable multiple departments, such as police and court records departments, to share information. These solutions often do not fulfill the specific functional requirements of the public sector marketplace such as complying with government fund accounting, procurement processes and regulated budgeting processes. Consequently, public sector organizations frequently experience lengthy and expensive customization and implementation cycles. Moreover, these solutions may not be sufficiently flexible to cost-effectively accommodate the ongoing needs of public sector organizations as they modify and improve their operations.

     The deficiencies of these currently available solutions have become increasingly apparent as organizations have attempted to reengineer their operations management practices. Organizations are now attempting to identify and implement preferred approaches within their specific organizations to manage and control a broad range of operations and information. To implement this re-engineering, public sector organizations are seeking software solutions that allow them to manage enterprise-wide information and to distribute that information to employees and the public. As a result of the increased complexity and sophistication required to meet new computing challenges, public sector organizations are demanding robust solutions to their information processing needs which are based on proven technologies and incorporate the application knowledge specific to the public sector market.

 HTE'S TOTAL ENTERPRISE SOLUTION

     The Company's fully-integrated, enterprise-wide software solution enables public sector and utility organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. HTE's Total Enterprise Solution is based on 16 years of public sector and utility expertise and consists of a full suite of software applications, as well as a complete range of customer services, support and training. The Company's Total Enterprise Solution provides the following:

     INTEGRATED ENTERPRISE-WIDE SOLUTIONS AND DEPTH OF FUNCTIONALITY. HTE offers a Total Enterprise Solution, currently consisting of 50 applications, which provides feature-rich systems for financial management, community service, public safety and justice, and utility management. HTE's products operate as stand-alone applications or as integrated suites which provide users with a consistent graphical user interface and the ability to easily access data and share information between multiple departments and agencies. The Company's applications are based upon proven technologies and are designed to function in mission-critical environments.

     ADAPTABILITY/FLEXIBILITY/SCALABILITY. HTE solutions are readily adaptable to meet a customer's initial needs and are designed with sufficient flexibility to respond to a customer's specific system refinements and ongoing changes once the system is fully in service. The scalability of the Company's software applications and the customer's ability to migrate within the Company's product family allow public sector and utility organizations to increase operating levels and expand application functionality. In addition, the Company offers several application programming interfaces to enable customers to develop customized reporting and satisfy unique requirements.

     MULTI-PLATFORM LAYERED SOFTWARE ARCHITECTURE. The Company's layered software architecture isolates the application logic from the graphical user interface and database. This feature enables the Company to utilize multiple platforms and effectively integrate new technologies with existing software. The layered architecture allows customers to protect their investments in information systems while positioning them to adopt new object-based solutions, high performance servers and database management systems with no loss of functionality.

     CENTRALIZED SYSTEM ADMINISTRATION. System administration is centralized in HTE solutions, thereby simplifying system management, reducing the need for in-house system administrators and programmers and mitigating the need for third-party services. HTE's applications incorporate extensive security features designed to protect data from unauthorized retrieval or modification. Simplified menus and data access can be tailored to meet each organization's requirements.

     COST EFFECTIVE IMPLEMENTATION METHODOLOGY. The Company utilizes a highly responsive implementation planning process and focused consulting and training services specifically designed to satisfy the functionality and deployment needs of public sector and utilities customers. By offering rapid product deployment and easy migration among its product lines, the Company seeks to minimize the productivity interruption to organizations that typically results from the introduction of new technology, thereby enabling organizations to realize more quickly the associated benefits.

STRATEGY

     The Company's objective is to be the leading provider of enterprise-wide information solutions to the public sector and utility marketplace. Principal elements of the Company's strategy include:

     PROMOTE INTEGRATED ENTERPRISE-WIDE SOLUTIONS. HTE believes that the fully-integrated suite of proven, feature-rich applications comprising the Company's Total Enterprise Solution provides significant opportunities with its existing customer base as well as with new customers. The Company believes a substantial opportunity exists to sell additional products to current customers who have only a few of the Company's applications. HTE also intends to leverage its robust suite of applications to potential new customers that are currently looking for a point solution, such as a single department-based application, but prefer products which may be easily integrated with other applications in the future. HTE will continue to devote significant resources on marketing solutions to potential customers seeking enterprise-wide alternatives.

     CAPITALIZE ON PUBLIC SECTOR EXPERTISE. The Company intends to capitalize on its public sector knowledge and experience to enhance sales in existing markets, such as the utilities market, and expand into new market segments, such as foreign governments and educational institutions. For over 16 years, the Company has focused exclusively on the public sector and utilities marketplace. The Company believes this focus has resulted in the development of a core expertise and background in areas such as government fund accounting, as well as the "front-office" and "back-office" mission-critical activities of police, fire and other emergency personnel. In addition, HTE believes its public sector focus has allowed the Company to develop a large customer base, with over 1,300 installations across North America. The Company believes the size and geographic breadth of its customer base offers significant leverage with regards to new business, since references from existing customers often result in future sales opportunities.

     DELIVER NEW APPLICATIONS AND TECHNOLOGY . The advantages of open systems are being demanded in the public sector and utilities marketplace. The Company intends to continue to serve these needs by maintaining its reputation for proven and effective use of recent advances in technology as they emerge and gain acceptance by these markets. The Company seeks to develop new applications and incorporate new product functionality, such as internet integration, object technology, decision support and wireless communications.

     EXPAND SALES FORCE AND MARKETING INITIATIVES. The Company intends to increase its penetration of the public sector and utilities market by expanding the distribution of its products into new and existing geographic markets. To accomplish this expansion, the Company is actively increasing the size of its direct sales force and is currently implementing a new multi-phased sales approach combining telemarketing with field sales operations. In addition, the Company intends to continue to build collaborative relationships with customers in order to develop new applications and assist customers in keeping pace with technology and in maintaining compliance with government regulations.

     SUPPLEMENT INTERNAL GROWTH THROUGH STRATEGIC ACQUISITIONS. The Company views acquisitions as a means of acquiring technology and application expertise, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. The Company intends to pursue acquisition opportunities which accomplish its objective of becoming the leading provider of enterprise-wide information solutions to the public sector. Over the past four years, the Company has supplemented its internal growth with seven strategic acquisitions.

     In connection with its growth strategy, the Company recently acquired the assets of Kb Systems, Inc. and JALAN, Inc. In December 1997, the Company purchased the net assets of Kb Systems, Inc. for $400,000. The software applications acquired from Kb Systems, Inc. are directed to the property appraisal, assessment, tax and billing activities for governmental organizations.

     In January 1998, the Company purchased the net assets of JALAN, Inc. for $2 million. The software applications acquired from JALAN, Inc. track inmate information for jails, court cases for general or limited jurisdictions, defendant case information for the district attorneys' office and the public defenders' office, civil papers for sheriff departments, case information for the probation system and claims for victim compensation.

HTE'S INTEGRATED SOFTWARE PRODUCTS

     HTE offers fully-integrated enterprise-wide software solutions designed to automate and integrate the operations of public sector and utility organizations. The Company has designed its products based on the philosophy that complete application integration is essential for the effective sharing of information across an organization. Offering true enterprise-wide integration, the Company's applications provide more than simple integration; they work together seamlessly, sharing functions and eliminating redundant data and repetitive tasks. Transactions are processed by a single application, and the information is immediately ready for use by other interfaced applications. The license fee for a typical sale ranges from approximately $80,000 to $500,000, depending on hardware configurations, number of users and applications licensed.

     The following summarizes the Company's applications and the principal benefits of the integrated application system:

                          FINANCIAL MANAGEMENT SYSTEMS
                                 12 APPLICATIONS

     HTE's Integrated Accounting System provides a comprehensive fund accounting system that includes general ledger, budgeting, accounts payable, project and grant management and financial reporting. The system is available in two formats to accommodate a wide range of accounting practices, while maintaining compliance with financial reporting guidelines. Integrated Accounting can work independently or with other HTE applications to provide a completely integrated, enterprise-wide financial solution.


       /bullet/ A comprehensive integrated financial reporting system designed to monitor organizational goals and performance.

       /bullet/ Eliminates redundant data entry and centralizes and minimizes record management and retrieval of historical information through interfacing modules.

       /bullet/ Complies with Governmental Accounting, Auditing, and Financial Reporting ("GAAFR") and Government Finance Officers Association ("GFOA") standards.

       /bullet/   Streamlines IRS reporting and offers custom budgeting tools.

                            COMMUNITY SERVICE SYSTEMS
                                 12 APPLICATIONS

     The Company's systems provide a centralized land and location database solution which expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, voter registration, appraisal and assessment, and tax billing and collections. The system also manages community parks and recreational facilities.

     /bullet/ A centralized information system which expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, appraisals and assessments, and tax billing and collections.

     /bullet/ Generates all documentation and improves revenue tracking, processing and payment collection.

     /bullet/ Routes projects to various agencies and promotes communication between agencies.

     /bullet/     Maintains voter records and tracks voting history.

     /bullet/     Manages community parks and recreational facilities.

                        PUBLIC SAFETY AND JUSTICE SYSTEMS
                                 20 APPLICATIONS

     The public safety applications offer police, fire and rescue entities and other emergency personnel a complete public safety solution through an integrated suite of applications which provide immediate in-the-field access to vital information. Such dispatch information includes locations, equipment and personnel response recommendations and current status of events or incidents. Applications allow for mobile collection of incident data mandated by state and federal regulatory agencies and promote greater safety of public service personnel. Critical communication links for rapid information dissemination in emergency situations are facilitated by the integration of mobile data computers, Emergency-911 operations, state and federal computers, and alarm panels. The justice suite provides a complete centralized system for managing information and activities associated with jails, court cases, probation, prosecution, public defense and return of service.

     /bullet/ A complete suite of applications which provides critical information to users in emergency situations through mobile computing technologies.

     /bullet/ Integrates police, fire and emergency medical service reporting and communications with state and federal information systems and facilitates sharing of vital information.

     /bullet/ Increases personnel safety and provides for better public service by allowing police and emergency personnel to remain in the field.

     /bullet/ Promotes effective management of time, staff and facilities involved in the administration of justice.

                                 UTILITY SYSTEMS
                                 6 APPLICATIONS

     The Company offers a suite of integrated products designed to handle a full range of utility services including electric, water and gas. The flexibility of these programs lets customers tailor applications to meet specific business needs. HTE's Customer Information System ("CIS") is capable of interfacing with software systems which run on open systems platforms and with various databases, for engineering purposes such as plant maintenance.

     /bullet/ A broad utility management system designed to handle a full range of services including bill processing, equipment management and customer service information.

     /bullet/ Provides immediate access to customer information and work orders and tracks assets and resources.

HTE'S LAYERED SOFTWARE ARCHITECTURE

     The Company's layered software architecture isolates the application logic from the graphical user interface and the database. While the layered architecture enables the Company's products to run on a variety of platforms, most of the Company's customers have selected the IBM AS/400 platform.

     This approach permits application code containing the business logic to operate across all supported platforms such as the Hewlett-Packard, Siemens, IBM RS/6000 and AS/400 in their native runtime environments. Applications can be implemented on multiple platforms with no loss of functionality. Additionally, the applications operate on systems running databases such as IBM DB2/400, Oracle and Datagate. Currently, the client workstation software provides a graphical user interface to the Company's applications. The applications may be deployed on a variety of client operating systems, including Microsoft Windows, Windows 95, Windows NT and IBM OS/2. The Company's layered software architecture requires that only the adapter code layer, and not the application code, be reconfigured to enable HTE applications to operate on additional platforms, databases, or operating systems. This layered architecture allows customers to protect their investments in information systems while positioning them to adapt to emerging operating systems, high performance servers and databases. Also, the scalability of the Company's applications allows users to extend their systems to accommodate facility expansion. The Company is currently developing server applications on the Intel platform using the Windows NT operating system. The Company's architecture also allows for easy implementation of an internet-based browser interface. In addition, the Company is currently developing its next generation of applications based upon a three-tiered object-oriented approach. This approach utilizes existing database and server code while utilizing a Windows NT-based application server.

CUSTOMER SERVICE

     HTE offers a range of services, including implementation support, customer support, education and training and professional consulting services. The Company continues to devote substantial resources toward improvements in customer service and has recently implemented a new Customer Care Program.

     IMPLEMENTATION SUPPORT PROGRAM. HTE offers its customers an Implementation Support Program with an initial system order or with a significant upgrade to an existing system. The Implementation Support Program provides a variety of project management and consulting services to assist in implementation and deployment of HTE's enterprise solutions. The Company offers a variety of site-specific technical and consulting services to assist in all phases of the implementation process. HTE may also provide assistance in integrating its products with the customer's existing software.

     CUSTOMER SUPPORT PROGRAM. For ongoing support, HTE offers its customers a Comprehensive Support Program. The Company provides product enhancements and updates that maintain a customer's software and documentation. The Comprehensive Support Program also includes hotline telephone support, which is available 24 hours per day, seven days per week. As a separately priced option, customers can extend this support to personal computers, networks and hardware systems. Recently, the Company expanded this service to include a Customer Care Program whereby customers are called at predetermined time schedules to identify needs for service, support or new product offerings.

     Through its HTE User Group ("HUG"), the Company involves its customers and end-users to help identify new functions and product features that offer the greatest benefit. The Company believes that HUG seminars assist the Company in the development and support of products.

     EDUCATION AND TRAINING. HTE offers education and training services that provide customers with a formalized program to ensure that applications are implemented and utilized in an efficient and cost-effective manner. Customers are also offered a variety of software installation, technical support and user training services, both on-site and in HTE's training centers. Customized education and training programs are also available to meet a customer's specific development needs. Education and training services are priced separately.

     PROFESSIONAL CONSULTING SERVICES. The Company offers professional consulting services that extend beyond standard maintenance contracts. These services include project management, hardware and software installation, classroom education, on-site training, conversion planning and programming services. Additional services include custom applications analysis, design, development, training and deployment for most of HTE's applications.

SALES AND MARKETING

     The Company sells its products in North America through a direct sales force. As of December 31, 1997, the Company had 72 employees in its sales and marketing organization, including sales representatives, pre-sale consultants, telemarketers, sales management, proposal specialists, product demonstrators and systems hardware specialists. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers. These techniques include exhibiting at trade shows, holding seminars for clients and prospective clients on technology and industry issues, marketing through targeted mail campaigns and publishing SOLUTIONS Magazine (a semi-annual Company publication).

     The Company has implemented a new sales strategy which includes sophisticated prospect development and sales cycle management processes. HTE uses a combination of electronic prospective client databases, computer aided telemarketing and field sales methodologies to identify potential candidates for its Total Enterprise Solution systems. The Company believes this process accounts for a large percentage of the Company's new accounts and lessens the time spent by field sales representatives prospecting unqualified leads. Prospective HTE customers are monitored through a comprehensive prospect management system that segments the sales cycle into several phases, each with multiple measurement points, to assess properly the prospective client base.

     The Company's sales strategy also emphasizes a "regionalization" concept. HTE believes a strong local presence is an important factor in addressing the needs of local governments and establishing long-term relationships. Under the Company's regionalization approach, the Company has decentralized much of its client development, customer service and customer account responsibilities. HTE has regional centers in Boston, Houston, Irvine, Lake Mary and Phoenix. In addition, HTE has local offices in ten other locations across the U.S. and one in Canada.

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong relationships with businesses that the Company believes play a role in the successful marketing of its software products. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage information systems. These providers include software and hardware vendors and technology consulting firms, some of which are active in the selection and implementation of information systems for organizations that comprise the Company's principal customer base. HTE has maintained strategic relationships with companies such as IBM, Hewlett-Packard, Software Corporation of America, Oracle Corporation and Seagull Software. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of many of these companies. HTE has conducted several joint marketing and sales programs with these vendors, including seminars, direct mail campaigns and trade show appearances.

CUSTOMERS

     The Company provides fully-integrated, enterprise-wide software solutions to state, city and county governments, utilities, transportation authorities, parks and recreation departments and police, fire and emergency personnel. As of December 31, 1997, the Company had over 1,300 customers, including installations in all 50 U.S. states. No customer accounted for more than 5% of total revenues for the period ended December 31, 1997.

PRODUCT DEVELOPMENT

     HTE's product development efforts are focused on the enhancement of its existing products and expansion of its enterprise system. At December 31, 1997, HTE had 118 full-time employees in product development. HTE plans to continue to enhance its applications to suit the evolving needs of the public sector and utilities market. In particular, HTE intends to develop additional functionality on existing application modules and to create new modules.

Additionally, HTE seeks to improve and expand its object development environment, with two fundamental objectives: (i) continued user empowerment with an emphasis on ease-of-use and (ii) increased flexibility to modify base products in order to suit specific customer requirements. The Company incorporates a System Change Program whereby if the development of a custom feature for a particular client is practical or in demand, such a feature will be deployed within the next version of the Company's software. The Company believes that HUG seminars assist the Company in development and sale of products. All product development enhancements of applications, regardless of scope, are created using HTE's published guidelines for standards and conventions.

     HTE plans to continue to add new products and services, both through internal development and potential acquisitions, to leverage the Company's core technologies and expertise. In the development of new applications, the Company intends to strive to allow customers to utilize existing systems while at the same time allowing customers to take advantage of advances in network systems, platforms, database and other relevant technologies. The Company's gross development expenditures were $8.1 million, $5.4 million, and $5.7 million for year ended December 31, 1997, the nine months ended December 31, 1996, and for the year ended March 31, 1996, respectively.

COMPETITION

     The Company faces competition from a variety of software vendors that offer products and services similar to those offered by the Company and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources than the Company. The Company also competes with in-house management information services staffs. The Company believes competitive differentiators are functionality, product flexibility, ease of implementation in adapting product to individual customers' needs without custom programming, enterprise product breadth, individual product features, service reputation and price.

     The Company believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its markets, the Company competes from time to time with (i) custom software and services providers such as Andersen Consulting, KPMG Peat Marwick, and Oracle Corporation, (ii) companies which focus on selected segments of the public sector market including PeopleSoft, Inc., Systems Computer & Technology, Inc., J.D. Edwards & Company, Inc. and (iii) a significant number of smaller private companies. Many of these companies do not focus exclusively on the public sector or offer fully-integrated enterprise-wide software applications. There can be no assurance that such competitors will not develop products or offer services that are superior to the Company's products or services or that achieve greater market acceptance.

     The Company could face additional competition as other established and emerging companies enter the Company's public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require the Company to reduce the price of its software licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract and trade secret laws and other measures to protect its proprietary intellectual property. The Company has no patents and, under existing copyright laws, has only limited protection. The Company believes that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as knowledge, ability and experience of the Company's employees, frequent product enhancements and timeliness and quality of support services.

     The Company provides its products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes enterprise-wide licenses available for select applications. The Company provides source code to its customers for several products and has escrowed its source code for the benefit of all customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. See "Factors That May Affect Future Results and Market Price of Stock-Proprietary Rights, Risks of Infringement and Source Code Release."

     From time to time, the Company licenses software from third-parties for use with its products. Typically, the Company resells such third-party software products as an integrated part of one or more of the applications included in HTE's Total Enterprise Solution. The Company believes that no such license agreement to which it is presently a party is material and that if any such license agreement were to terminate for any reason, the Company would be able to obtain another license or otherwise acquire other comparable technology or software on terms that would not be materially adverse to the Company.

EMPLOYEES

     As of December 31, 1997, the Company employed 449 people, including 72 in sales and marketing, 118 in product development, 96 in customer support and field services, 103 in professional services and 60 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     In June 1997, the Company moved its headquarters to Lake Mary, Florida, where it leases an aggregate of approximately 87,000 square feet in the Heathrow International Business Center. Administrative, marketing, product development and customer support and service operations are located in this space. The initial lease term for the new headquarters expires ten years from the commencement date of the lease, and may be renewed by HTE for up to three consecutive renewal terms of five years each. In connection with the lease, HTE entered into an expansion agreement pursuant to which it may, at its option during the term of the main lease, lease two additional office buildings in the Heathrow Business Center, each of which would contain approximately 27,000 to 40,000 gross square feet of space. The Company also leases an aggregate of approximately 19,000 additional square feet of office space in various other locations which are used for sales offices.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HTE's common stock is traded on the National Market System of the NASDAQ Stock Market under the symbol "HTEI". The number of shareholders of record as of February 27, 1998 was 41; however the number of beneficial holders is approximately 1,127. The closing price per share on that date was $21.00.

     The table below sets forth information, for each quarter in 1997 during which HTE's common stock was traded, concerning the high and low sales prices. Quotations for such periods are as reported by NASDAQ for National Market Issues. HTE stock was not publicly traded prior to June 11, 1997, and, therefore, there is no data for the first quarter in 1997 or for any quarters in 1996.

                                                STOCK PRICE RANGE
                                         -------------------------------
                                             HIGH              LOW
                                         -------------    --------------
         1997
         Second Quarter                  $  11            $  10-1/4
         Third Quarter                   $  15-1/4        $  10-1/2
         Fourth Quarter                  $  20            $  14-5/8

     Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The transfer agent for HTE's common stock is Continental Stock Transfer and Trust Company.

     HTE has not paid cash dividends in the past and does not intend to pay cash dividends in the forseeable future. HTE presently intends to retain earnings for use in its business with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's registration statement for its initial public offering of common stock (SEC File No. 333-22637) was declared effective by the SEC on June 10, 1997. A total of 2,875,000 shares of common stock were registered for offer and sale for an aggregate offering price of $31,625,000. The Company's representatives for the offering were Volpe Brown Whelan & Company and Janney Montgomery Scott Inc. Of the shares of common stock initially offered, 1,950,000 shares were sold by the Company for gross proceeds of $21,450,000 and 550,000 shares were sold by certain selling shareholders for gross proceeds of $6,050,000. In July 1997, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments, for gross proceeds to the Company of $4,125,000.

     The net proceeds from the sale of the 2,325,000 shares of common stock offered by the Company were approximately $22.6 million (includes the underwriters' over-allotment option of 375,000 shares which were exercised in
July), after deducting underwriting commissions and discounts of $1.8 million and other expenses of $1.2 million, for an aggregate total of $3.0 million. The selling shareholders paid their respective underwriters commissions ($424,000), while the Company paid the remaining discounts and expenses on their behalf. The Company used a portion of the proceeds ($2.3 million) to repay its revolving credit facility, which matures on June 30, 1998, and bears interest at the fluctuating prime rate plus 1.25%. Amounts repaid on the revolving credit facility may be reborrowed. The Company also paid the $300,000 aggregate principal balance on notes payable to related parties which arose from the purchase of Bellamy. The sum of $624,000 in accrued dividends was paid to holders of mandatorily redeemable preferred stock. Additionally, $2.4 million will be used for the acquisition of Kb Systems,

Inc. and JALAN, Inc. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The following selected consolidated financial data of the Company as of and for the year ended December 31, 1996, as of and for the nine months ended December 31, 1995, and as of and for the year ended March 31, 1994, have been derived from unaudited consolidated financial statements of the Company. In the Company's opinion, such unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments (except for the effect of the change in the estimated life of capitalized computer software development costs), necessary for a fair presentation of the financial position and results of operations for such periods. The selected consolidated financial data of the Company as of December 31, 1996 and 1997, and March 31, 1995 and 1996, and for the periods ended March 31, 1995 and 1996, and December 31, 1996 and 1997, have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent certified public accountants.

                                                                        NINE MONTHS ENDED             YEAR ENDED
                                       YEAR ENDED MARCH 31,                DECEMBER 31,              DECEMBER 31,
                                  --------------------------------     -------------------      -----------------------
                                    1994        1995        1996        1995        1996          1996          1997
                                  ---------    --------    --------    --------    --------     ---------     ---------
Income Statement Data:
Revenues:
Software licenses                   $6,149      $9,808     $11,151      $6,552      $9,139       $13,738       $24,097
Professional services                3,087       3,666       6,203       4,528       5,586         7,261         8,927
Hardware                             1,757         921       6,157       4,788       7,435         8,804        10,898
Maintenance and other                3,591       5,311       6,689       4,805       6,528         8,412        12,047
Resource management                      -           -           -           -           -             -           448
                                  ---------    --------    --------    --------    --------     ---------     ---------
   Total revenues                   14,584      19,706      30,200      20,673      28,688        38,215        56,417
                                  ---------    --------    --------    --------    --------     ---------     ---------
Operating Expenses:
Cost of software licenses            1,379       1,280       3,396       2,647       2,402         3,151         5,094
Cost of professional services        2,942       3,452       5,029       3,823       3,223         4,429         5,390
Cost of hardware                     1,116         719       4,822       3,741       5,890         6,971         8,605
Cost of maintenance and other        2,090       3,246       3,118       2,317       2,216         3,017         5,414
Cost of resource management              -           -           -           -           -             -           343
Research and development             1,604       2,006       3,491       2,586       3,729         4,634         5,715
Sales and marketing                  2,293       3,829       4,666       3,312       5,228         6,582        10,547
General and administrative           4,179       4,219       5,041       3,640       4,394         5,795         9,051
                                  ---------    --------    --------    --------    --------     ---------     ---------
   Total operating expenses         15,603      18,751      29,563      22,066      27,082        34,579        50,159
                                  ---------    --------    --------    --------    --------     ---------     ---------
Income (loss) from operations       (1,019)        955         637      (1,393)      1,606         3,636         6,258
Interest expense (income)              135         104         127          70         191           248          (227)
                                  ---------    --------    --------    --------    --------     ---------     ---------
Income (loss) before income
  taxes                             (1,154)        851         510      (1,463)      1,415         3,388         6,485
Provision (benefit) for income
  taxes                               (109)        139         211        (605)        581         1,397         2,482
                                  ---------    --------    --------    --------    --------     ---------     ---------
Net income (loss)                   (1,045)        712         299        (858)        834         1,991         4,003
Accretion and accrual of
     dividends on mandatorily
     redeemable preferred stock          -         (84)       (184)       (138)     (1,003)       (1,049)       (1,308)
                                  ---------    --------    --------    --------    --------     ---------     ---------
Net income (loss) attributable
     to common stockholders       $ (1,045)       $628        $115      $ (996)     $ (169)         $942        $2,695
                                  =========    ========    ========    ========    ========     =========     =========
Proforma provision (benefit)
     for income taxes                 (353)        249           -           -           -             -             -
                                  ---------    --------    --------    --------    --------     ---------     ---------
Proforma net income (loss)
     available to common
     stockholders                   $ (692)       $379        $115      $ (996)      $(169)         $942        $2,695
                                  =========    ========    ========    ========    ========     =========     =========
Proforma net income (loss)
     per common and
     common equivalent share:
   Basic                           $ (0.34)      $0.18       $0.06     $ (0.17)    $  0.16       $  0.38       $  0.61
                                  =========    ========    ========    ========    ========     =========     =========
   Diluted                         $ (0.34)      $0.18       $0.06     $ (0.17)    $  0.16       $  0.38       $  0.58
                                  =========    ========    ========    ========    ========     =========     =========

                                          MARCH 31,                           DECEMBER 31,
                             ------------------------------------      ---------------------------
                               1994         1995         1996              1996           1997
                             ----------    --------    ----------      -------------   ------------
Balance Sheet Data:
Cash and cash equivalents    $     737     $ 1,653     $     388       $        740    $    18,466
Working capital (deficit)       (3,173)       (919)         (916)              (354)        23,644
Total assets                     8,180      13,786        17,941             24,781         51,658
Long-term debt                     150          75             -                240              -
Total stockholders' equity
     (deficit)                    (591)       (629)         (552)              (722)        29,794

(1) Prior to their October 31, 1994, acquisition, certain businesses acquired by the Company were taxed as S corporations. The pro forma net income (loss) for the years ended March 31, 1993, 1994 and 1995 reflects historical data as adjusted for all income being taxed as a C corporation. See Note 10 of Notes to Consolidated Financial Statements.

(2) Proforma basic and diluted net income per common and common equivalent share was determined assuming the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into the Company's common stock as of the date it was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding stock options, when dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution currently includes 50 applications addressing four functional areas: financial management systems, community service, public safety and justice, and utility management. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop software provided by other vendors.

     The Company provides its software applications and business solutions to customers in public sector and utility markets under license agreements and service contracts. HTE's revenues are derived principally from (i) software licenses, (ii) professional services, (iii) hardware, (iv) maintenance/other and
(v) resource management. Revenues from software licenses are generated from contracts that grant the right to use the Company's software products. Revenues from professional services are derived from a variety of services, including project management, custom programming, consulting, conversion and education programs, systems planning and integration and other services. Hardware revenues include sales of computers, data collection equipment, peripherals and related network and communications products purchased from third-parties and sold by the Company to its customers. Maintenance and other revenues include revenues associated with software maintenance and support services. Resource management revenues arise from a fixed monthly fee assessed to the customer.

     The Company recognizes revenue from software licenses when the related license agreement has been executed and the software has been shipped to the customer, provided that no significant Company obligations remain related to the software license and collection of the receivable is deemed probable. The Company typically contracts professional services on a cost-plus-fixed-fee basis, although the Company also provides certain services on a time-and-material basis, depending on the overall project scope, project risks and client requirements. Professional services are recognized as services are performed. Hardware revenues are recognized at the time the products are shipped. Revenues from maintenance and other are recognized ratably over the term of the applicable maintenance agreement. Resource management revenues are recognized monthly according to the monthly fee the customer is paying.

     The sales cycle for the Company's systems is typically six to 18 months from initial contact to contract signing. The product delivery cycle is variable based on the customer's implementation plan. Complete product implementation typically occurs within six to nine months, but can extend beyond nine months on contracts involving significant and continuing customer service requirements, particularly with enterprise-wide solutions. Accordingly, the product delivery cycle depends upon the combination of products purchased and the defined implementation plan.

     The Company capitalizes software development for costs associated with the development of product masters incurred subsequent to establishing technological feasibility. This methodology is in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These costs relate primarily to the development of new products and major enhancements to existing products to accommodate new markets or platforms using existing technologies and programming methods. The capitalized costs are amortized on a straight-line basis over a 36-month period, commencing when each product is available to the market. Effective April 1, 1995, management changed the estimated useful life of capitalized computer software development costs from 60 months to 36 months. As a result, the Company recognized additional amortization expense of $1.3 million during the year ended March 31, 1996. This change was reflected in the cost of software licenses and resulted in an increase as a percentage of software licenses revenue from 18.5% to 30.5% for the year ended March 31, 1996.

     In fiscal year 1995, the Company entered into a new remarketer agreement with IBM. Prior to fiscal 1996, the Company derived hardware revenues primarily from royalties for customer referrals. This new arrangement resulted in an increase of hardware revenues and associated costs of hardware. This increase in revenue was derived principally from the sale of AS/400 systems.

     The Company derives substantially all of its revenues from domestic operations. In November 1996, HTE established a presence in Canada through the acquisition of Bellamy. Effective December 31, 1996, the Company changed its fiscal year end from March 31 to December 31 to conform to industry practices.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                             YEAR ENDED              NINE MONTHS ENDED             YEAR ENDED
                                       -----------------------      --------------------      ----------------------
                                      MARCH 31,     MARCH 31,     DEC. 31,     DEC. 31,     DEC. 31,      DEC. 31,
                                        1995          1996          1995         1996         1996          1997
                                      ----------    ----------    ----------   ---------    ----------    ----------
Revenues:
  Software licenses                        49.8 %        36.9 %        31.7 %      31.9 %         36.0 %       42.7 %
  Professional services                    18.6          20.6          21.9        19.5          19.0          15.8
  Hardware                                  4.7          20.4          23.2        25.9          23.0          19.3
  Maintenance and other                    26.9          22.1          23.2        22.7          22.0          21.4
  Resource management                         -             -             -           -             -           0.8
                                      ----------    ----------    ----------   ---------    ----------    ----------
     Total revenues                       100.0         100.0         100.0       100.0         100.0         100.0
                                      ----------    ----------    ----------   ---------    ----------    ----------

Expenses:
  Cost of software licenses                 6.5          11.2          12.8         8.4           8.3           9.0
  Cost of professional services            17.5          16.7          18.5        11.3          11.6           9.6
  Cost of hardware                          3.7          16.0          18.1        20.5          18.2          15.3
  Cost of maintenance and other            16.5          10.3          11.2         7.7           7.9           9.6
  Cost of resource management                 -             -             -           -             -           0.6
  Research and development                 10.2          11.6          12.5        13.0          12.1          10.1
  Sales and marketing                      19.4          15.4          16.0        18.2          17.2          18.7
  General and administrative               21.4          16.7          17.6        15.3          15.2          16.0
                                      ----------    ----------    ----------   ---------    ----------    ----------
     Total operating expenses              95.2          97.9         106.7        94.4          90.5          88.9
                                      ----------    ----------    ----------   ---------    ----------    ----------

Income (loss) from operations               4.8           2.1          (6.7)        5.6           9.5          11.1
Interest expense (income)                   0.5           0.4           0.3         0.7           0.6          (0.4)
                                      ----------    ----------    ----------   ---------    ----------    ----------
Income (loss) before income taxes           4.3           1.7          (7.0)        4.9           8.9          11.5
Provision (benefit) for income taxes        0.7           0.7          (2.9)        2.0           3.7           4.4
                                      ----------    ----------    ----------   ---------    ----------    ----------
Net income (loss)                           3.6 %         1.0 %        (4.1) %      2.9 %         5.2 %        7.1 %
                                      ==========    ==========    ==========   =========    ===========   ==========


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. The Company's total revenues were $56.4 million for the year ended December 31, 1997 compared to $38.2 million for the year ended December 31, 1996, an increase of $18.2 million or 47.6%. Revenues from software licenses were $24.1 million for the year ended December 31, 1997 compared to $13.7 million for the year ended December 31, 1996, an increase of $10.4 million or 75.4%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $8.9 million for the year ended December 31, 1997 compared to $7.3 million for the year ended December 31, 1996, an increase of $1.7 million or 22.9%, as the Company increased the number of services offered. Hardware revenues were $10.9 million for the year ended December 31, 1997 compared to $8.8 million for the year ended December 31, 1996, an increase of $2.1 million or 23.8%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $12.0 million for the year ended December 31, 1997 compared to $8.4 million for the year ended December 31, 1996, an increase of $3.6 million or 43.2%, as a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

     The Company began offering the resource management service that allows customers to turn over management of all computer related functions. In October 1997, the Company signed its first outsourcing contract with Seminole County, Florida, with anticipated revenues of $8 million contracted over five years. Outsourcing revenue for the year ended December 31, 1997 was $448,000.

     COST OF REVENUES. Cost of software licenses, which includes third-party royalties and amortization of computer software development costs, was $5.1 million for the year ended December 31, 1997 compared to $3.2 million for the year ended December 31, 1996, an increase of $1.9 million or 61.7%, as a result of an increased number of software licenses. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $5.4 million for the year ended December 31, 1997 compared to $4.4 million for the year ended December 31, 1996, an increase of $961,000 or 21.7%, as a result of the growth in professional services revenue. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $8.6 million for the year ended December 31, 1997 compared to $7.0 million for the year ended December 31, 1996, an increase of $1.6 million or 23.4%, which is directly related to the increased hardware sales. Cost of maintenance and other for the year ended December 31, 1997 was $5.4 million compared to $3.0 million for the year ended December 31, 1996, an increase of $2.4 million or 79.4%, due to investment in new customer support processes, increased personnel to enhance products and additional computer equipment required to handle GUI interfaces to the AS/400. The cost of resource management expenses is comprised primarily of salaries and a portion of the Company's overhead for on-site staff. The cost for 1997 was $343,000 on revenue of $448,000, or a 23.4% margin.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $5.7 million for the year ended December 31, 1997 compared to $4.6 million for the year ended December 31, 1996, an increase of $1.1 million or 23.3%, due to increased staffing levels and associated costs and expenses related to additional software and hardware required to enable the development of additional products and platforms.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $10.5 million for the year ended December 31, 1997 compared to $6.6 million for the year ended December 31, 1996, an increase of $4.0 million or 60.2%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $9.1 million for the year ended December 31, 1997 compared to $5.8 million for the year ended December 31, 1996, an increase of $3.3 million or 56.2%. This increase was due to additional staffing, additional space and additional computer equipment and software required to build the infrastructure to support the Company's growth.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     REVENUES. The Company's total revenues were $28.7 million for the nine months ended December 31, 1996 compared to $20.7 million for the nine months ended December 31, 1995, an increase of $8.0 million, or 38.8%. Revenues from software licenses were $9.1 million for the nine months ended December 31, 1996 compared to $6.6 million, an increase of $2.6 million or 39.5%, as a result of an increase in the number of applications available for sale combined with the benefits of an increased investment in sales and marketing. Revenues from professional services were $5.6 million for the nine months ended December 31, 1996 compared to $4.5 million for the nine months ending December 31, 1995, an increase of $1.1 million, or 23.4%, as the Company increased the number of its service offerings. Hardware revenues were $7.4 million for the nine months ended December 31, 1996 compared to $4.8 million for the nine months ended December 31, 1995, an increase of $2.6 million or 55.3%, as the Company expanded its third-party remarketing sales through IBM. Revenues from maintenance and other were $6.5 million for the nine months ended December 31, 1996, compared to $4.8 million for the nine months ended December 31, 1995, an increase of $1.7 million, or 35.9%, as a result of maintenance contracts associated with new software licenses, customer system upgrades and prices increases in the fees charged for annual maintenance.

     COST OF REVENUES. Cost of software licenses was $2.4 million for the nine months ended December 31, 1996 compared to $2.6 million for the nine months ended December 31, 1995, a decrease of $245,000 or 9.3%. This was due to the acceleration of amortization of computer software development costs of $1.0 million during the year ended March 31, 1996 as a result of the change in the estimated useful life from 60 months to 36 months. Taking into account the change in estimated useful life adjustment, the normalized increase was $755,000, or 45.8%, for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This change was primarily due to increased costs related to third-party public safety products. Cost of professional services was $3.2 million for the nine months ended December 31, 1996 compared to $3.8 million for the nine months ended December 31, 1995, a decrease of $600,000, or 15.7%, a result of minimizing non-billable travel and other administrative costs as this line of business expanded. Cost of hardware was $5.9 million for the nine months ended December 31, 1996 compared to $3.7 million for the nine months ended December 31, 1995, an increase of $2.1 million, or 57.4%, which is directly related to increased sales of hardware. Cost of maintenance and other for the nine months ended December 31, 1996 was $2.2 million compared to $2.3 million for the nine months ended December 31, 1995, a decrease of $101,000, or 4.4%.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.7 million for the nine months ended December 31, 1996 compared to $2.6 million for the nine months ended December 31, 1995, an increase of $1.1 million, or 44.2%, due to increased staffing levels and associated costs.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were $5.2 million for the nine months ended December 31, 1996 compared to $3.3 million for the nine months ended December 31, 1995, an increase of $1.9 million, or 57.9%. This increase was attributable to the Company's expansion of its direct sales force, increased marketing efforts, travel and other expenses related directly to increased sales activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.4 million for the nine months ended December 31, 1996 compared to $3.6 million for the nine months ended December 31, 1995, an increase of $754,000, or 20.7%. This increase was due to additional staffing in finance and accounting, human resources and contract administration required to support the Company's growth.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     REVENUES. The Company's total revenues were $30.2 million for the year ended March 31, 1996 compared to $19.7 million for the year ended March 31, 1995, an increase of $10.5 million, or 53.3%. Software licenses were $11.2 million for the year ended March 31, 1996 compared to $9.8 million for the year ended March 31, 1995, an increase of $1.3 million, or 13.7%, as result of new software licenses. Professional services were $6.2 million for the year ended March 31, 1996 compared to $3.7 million for the year ended March 31, 1995, an increase of $2.5 million, or 69.2%, as the Company began to expand its professional services business. Hardware revenues were $6.2 million for the year ended March 31, 1996 compared to $921,000 for the year ended March 31, 1995, an increase of $5.2 million, or 568.5%, as the Company entered into a new remarketing agreement with IBM. Revenues from maintenance and other were $6.7 million for the year ended March 31, 1996 compared to $5.3 million for the year ended March 31, 1995, an increase of $1.4 million, or 25.9%, as a result of new software licenses and customer system upgrades.

     COST OF REVENUES. Cost of software licenses was $3.4 million for the year ended March 31, 1996 compared to $1.3 million for the year ended March 31, 1995, an increase of $2.1 million, or 165.3%. This increase is primarily due to the acceleration of software development capitalization amortization of $1.3 million during the year ended March 31, 1996 as a result of the change in useful life from 60 months to 36 months. Taking into account the change in life adjustment, the normalized increase from the year ended March 31, 1996 compared to the year ended March, 31 1995 was $786,000, primarily due to additional costs associated with third-party products. Cost of professional services was $5.0 million for the year ended March 31, 1996 compared to $3.5 million for the year ended March 31, 1995, an increase of $1.6 million, or 45.7%, a result of expanding to offer full service professional services. Cost of hardware revenues was $4.8 million for the year ended March 31, 1996 compared to $719,000 for the year ended March 31, 1995, a $4.1 million increase, or 570.7%, directly related to the increased revenue from year to year. Cost of maintenance and other for the year ended March 31, 1996 was $3.1 million compared to $3.2 million for the year ended March 31, 1995, a decrease of $128,000, or 3.9%.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.5 million for the year ended March 31, 1996 compared to $2.0 million for the year ended March 31, 1995, an increase of $1.5 million, or 74.0%, due to increased staffing levels and associated costs.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4.7 million for the year ended March 31, 1996, compared to the $3.8 million for the year ended March 31, 1995, an increase of $837,000, or 21.9%. This increase was attributable to travel and other expenses related directly to increased sales activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.0 million for the year ended March 31, 1996 compared to $4.2 million for the year ended March 31, 1995, an increase of $822,000, or 19.5%. This increase was due to additional staffing and related expenses in finance and accounting, human resources and contract administration required to support comparison expansion.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its operations primarily through cash generated from operations, supplemented by borrowings under a bank line of credit and the private sale of certain equity securities. On June 11, 1997, the Company completed its initial public offering of common stock (the "IPO"). The Company received $22.6 million from the offering, net of issuance costs. Cash flow provided by operating activities was $4.6 million and $2.9 million for the years ended December 31, 1997 and 1996, on net income of $4.0 million and $2.0 million respectively. Cash flow provided by (used in) operating activities was $2.1 million and $(887,000) for the nine months ended December 31, 1996 and 1995, on net income (loss) of $834,000 and $(858,000), respectively. Cash flow provided by (used in) operating activities was $(104,000) and $1.4 million for the fiscal years ended March 31, 1996 and 1995, on net income of $299,000 and $712,000, respectively.

     Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $6.2 million and $2.8 million for the years ended December 31, 1997 and 1996, respectively. Cash used in investing activities totaled $2.2 million for each of the nine months ended December 31, 1996 and 1995. Cash used in investing activities totaled $2.8 million and $1.9 million in the fiscal years ended March 31, 1996 and 1995, respectively. In 1997, the Company made significant investments in leasehold improvements related to the new office facility in Lake Mary and also acquired the assets of Kb Systems, Inc. The increase in restricted cash reflects cash held in escrow related to the JALAN, Inc. acquisition (See Note 1 to the financial statements). Capital expenditures were primarily comprised of the Company's investments in equipment and related software associated with increased staffing. In addition, the Company made significant investments in upgrading internal systems. The Company continues to capitalize between $2.1 and $2.3 million on an annual basis related to software development efforts for additional products and platforms.

     Net cash provided by financing activities was $19.4 million in the year ended December 31, 1997, compared to $333,000 in the comparable 1996 period. In 1997, net proceeds from the IPO of $22.6 million were partially offset by repayment of long term debt, payment of accrued dividends on preferred stock and pay-off of a note payable to related parties. Cash flow provided by financing activities was $431,000 for the nine months ended December 31, 1996, relating primarily to the issuance of capital stock which raised $252,000 and net borrowings of $179,000. For the 12-month period ended March 31, 1996, net cash provided by financing activities was $1.7 million comprised of $1.9 million in net borrowing under the line of credit offset by repayments under capital leases and related party advances. For fiscal year ended March 31, 1995, net cash provided was $1.4 million consisting of $2.8 million from the issuance of preferred stock offset by repayments under capital leases and the line of credit along with shareholder distributions.

     On January 16, 1997, the Company entered into an Advised Line of Credit Agreement (the "Loan Agreement") with Barnett Bank, N.A. (the "Bank"), under which the Bank extended a line of credit of up to a maximum borrowing amount of $6.0 million with an expiration date of June 30, 1998. Borrowings under the Loan Agreement are collateralized by accounts receivable, inventory, equipment, furniture, furnishings, fixtures and intellectual property. The line of credit bears interest at the Bank's prime interest rate plus 1.25% per annum. The Company may not declare or pay any dividends on any shares of common stock of the Company now or hereafter outstanding, without the Bank's prior written consent. There are no borrowings currently outstanding under this line.

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

     The Company signed a definitive agreement and plan of merger, dated March 10, 1998, to acquire privately held Phoenix Systems, LLC of Southbury, Connecticut, in exchange for newly issued shares of the Company's common stock valued at $3,000. Phoenix Systems provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). The acquisition, subject to completion of due diligence, is expected to close in April of 1998. Upon closing, Phoenix Systems will become a wholly owned subsidiary of HTE named HTE-Phoenix Systems. The acquisition is intended to be accounted for as a pooling of interests.

     The Company has no present commitments or agreements with respect to other transactions than those mentioned above. However, the Company may acquire other businesses, products or technologies in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     FORWARD-LOOKING INFORMATION. Statements contained in this document that state the Company's or management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical in fact or which apply prospectively are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. All forward looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements. The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. Some of the factors that could cause the actual results to differ materially are set forth below and elsewhere in this report. Additional information concerning these, or other factors which could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings. Copies of those filings are available from the Company and/or the SEC.

     YEAR 2000 COMPLIANCE. The Company anticipates having all of its products year 2000 compliant during 1998. Many installed non-HTE computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. A significant amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Significant uncertainty exists in the software industry concerning the potential effects of such compliance. The Company is currently reviewing processes to facilitate faster implementation to support demand for year 2000 transitions. The Company could incur increased expenses in addressing the transition of customers to software that is year 2000 compliant.

     The Company has assessed the impact of Year 2000 issues with regard to its internal reporting systems and operations and determined that the remaining costs associated with addressing such issues will not be material. The Company believes that the likelihood of a disruption in operations related to Year 2000 issues is remote.

     UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company does not believe that the percentage increases in revenues achieved in prior periods should be indicative of anticipated results in future periods. The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of customer evaluation processes for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has recognized a decrease in software licenses in the fiscal quarter ended June 30 and achieved its highest income in the fiscal quarter ended March 31 primarily due to the Company's sales practices. This quarterly trend may not continue in the future. Because a substantial portion of revenues may not be generated until the end of each quarter, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     OPERATING LEVERAGE. Consistent with many companies in the software industry, the Company's business model is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations of future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future.

     RISKS ASSOCIATED WITH PUBLIC SECTOR MARKET. Substantially all of the Company's revenues to date have been attributable to sales of software and services to state, county and city governments, other municipal agencies and publicly owned utilities. The Company expects that sales to such public sector customers will account for substantially all of the Company's revenues in the future. Virtually all of these public sector organizations have existing information processing systems. Accordingly, in order to continue to increase its sales to this market, the Company must persuade these organizations to replace or upgrade existing information processing systems. Change to an organization's information system is a costly, time consuming and operationally disruptive process for the customer. Conversion to a new information processing system must typically be done without any disruption of service and, accordingly, the Company's potential customers perceive a high degree of risk in connection with the adoption of a new system. In addition, the purchase of the Company's products involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures by an organization. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. There can be no assurance that potential customers for the Company's products in the public sector market will continue to make information processing system replacement decisions at rates necessary to maintain demand for the Company's products and sustain market growth or that the Company's products will be accepted by public sector organizations that consider replacing their current information processing systems. A significant reduction in demand or acceptance of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION. The Company faces competition from a variety of software vendors which offer products and services similar to those offered by the Company and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources than the Company. The Company also competes with in-house management information services staff. The Company believes competitive differentiators in the public sector market are functionality, product flexibility, ease of implementation in adapting product to individual customers' needs without custom programming, enterprise product breadth, individual product features, service reputation and price.

     The Company believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its markets, the Company competes from time to time with (i) custom software and services providers such as Andersen Consulting, KPMG Peat Marwick and Oracle Corporation, (ii) companies which focus on selected segments of the public sector market including PeopleSoft, Inc., Systems Computer & Technology, Inc., J.D. Edwards & Company, Inc. and (iii) a significant number of smaller private companies. Many of these companies currently do not focus exclusively on the public sector or offer fully-integrated enterprise-wide software applications. There can be no assurance that such competitors will not develop products or offer services that are superior to the Company's products or services or that achieve greater market acceptance.

     The Company could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require the Company to reduce the price of its software licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     ABILITY TO RESPOND TO TECHNOLOGICAL CHANGE. The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements.

     MANAGEMENT OF GROWTH. The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibility for management personnel and has placed additional strain upon the Company's operational, administrative and financial resources. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage its staff. These demands will require the addition of new management personnel. The Company's future success will depend in part on the ability to attract and retain personnel. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's continued success will depend upon the availability and performance of its senior management team, particularly Dennis J. Harward, President and Chief Executive Officer, and Jack
L. Harward, Executive Vice President, each of whom possess unique and extensive industry knowledge and experience. The Company currently maintains a $3.0 million key-man life insurance policy on Dennis J. Harward. Success will also depend to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     ACQUISITION RISK. In December of 1997, the Company acquired the net assets of Kb Systems, Inc. for $400,000. In January 1998, the Company purchased the net assets of JALAN, Inc. for consideration of $2,000,000. Additionally, in March 1998, the Company signed a definitive agreement and plan of merger to acquire privately held Phoenix Systems, LLC of Southbury, Connecticut. The acquisition, subject to completion of due diligence, is expected to close in April of 1998. For additional information regarding this and other recent acquisitions by the Company, see Note 3 of Notes to Consolidated Financial Statements. As part of its growth strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand its existing business in attractive geographic or service markets or that would broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, the Company may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition.

     RISKS ASSOCIATED WITH EXPANDING SALES FORCE. To date, the Company has sold its products and services through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing and maintaining relationships with strategic partners. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its sales force, the Company has at times experienced and may continue to experience difficulty in recruiting qualified sales personnel. There can be no assurance that the Company will be able to expand its sales force successfully or that any such expansion will result in an increase in revenues. Failure by the Company to expand its sales force could adversely affect the Company's business, operating results and financial condition.

     DEPENDENCE ON KEY SUPPLIERS AND RELATIONSHIPS. The Company purchases certain key components of its products, including the adapter code and certain application development tools from single or limited source suppliers. For certain of these components, there are relatively few suppliers. The Company currently has relatively few agreements that would assure delivery of such components from such suppliers. Generally, these contracts are terminable by either party upon 60 to 90 days notice. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished or could involve significant additional costs. The ability of any of the Company's suppliers to provide functional components in a timely manner, or the inability of the Company to locate qualified alternative suppliers for components at a reasonable cost, could adversely affect the Company's business, financial condition and results of operations. The Company's success also depends in part upon its alliances and relationships with leading hardware and software vendors. A change in these relationships could have a material adverse effect on the results of operations and financial condition while the Company seeks to establish alternative relationships. In addition, substantially all of the Company's hardware revenues are derived from the sale of IBM AS/400 systems in connection with the Company's remarketer arrangements with IBM. Any change in this relationship potentially could have an adverse effect on the Company's financial performance. The Company may also need to establish additional alliances and relationships in order to keep pace with evolutions in technology and enhance its service offerings, and there can be no assurance such additional alliances will be established.

     RISKS ASSOCIATED WITH SALES TO GOVERNMENT AGENCIES. Government organizations require compliance with various legal provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company by increasing costs to the Company of competing for sales or by impacting the Company's ability to perform government contracts. Any violation (intentional or otherwise) of these regulations could result in the imposition of fines, and/or debarment from award of additional government contracts which could have a material adverse effect on the Company.

     RISK OF SOFTWARE DEFECTS. Software products as internally complex as those developed by the Company may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that defects and errors will not be found after commencement of product shipments. Any such defects could result in loss of revenues or delay market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     PRODUCT LIABILITY. The Company markets to its customers complex, mission-critical, enterprise-wide applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any significant product liability claims to date, the sale and support of software by the Company may entail the risk of such claims, which may be substantial. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract and trade secret laws and other measures to protect its proprietary intellectual property. The Company has no patents and, under existing copyright laws, has only limited protection. The Company believes that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and timeliness and quality of support services.

     The Company provides its products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes enterprise-wide licenses available for select applications. The Company provides source code to its customers for several products and has escrowed its source code for the benefit of all customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

     POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the shares of common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular Company's securities, securities class action litigation has often been brought against the Company. There can be no assurance that such litigation will not occur in the future with respect to the Company; such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and Financial Condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 13, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the company's definitive proxy statement for its annual shareholders' meeting to be held on May 13, 1998. The information specified in Item 402 (k) and (l) of regulation S-K (the report of the Compensation Committee on executive compensation and the stock performance graph) and set forth in the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 13, 1998 is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 13, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 13, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1. FINANCIAL STATEMENTS
THE FOLLOWING FINANCIAL STATEMENTS ARE FILED AS A PART OF THIS REPORT:

                                                                                                     PAGE
                                                                                               ----------------
Report of Independent Certified Public Accountants                                                    F-2
Consolidated Financial Statements:
       Balance Sheets as of December 31, 1997 and 1996                                                F-3
       Statements of Operations for the year ended December 31, 1997, nine months ended               F-6
           December 31, 1996 and the year ended March 31, 1996.
       Statements of Stockholders' (Deficit) Equity for the year ended December 31, 1997, nine        F-7
           months ended December 31, 1996 and the year ended March 31, 1996.
       Statements of Cash Flows for the years ended December 31, 1997, nine months ended              F-8
           December 31, 1996  and the year ended March 31, 1996.
       Notes to Consolidated Financial Statements                                                    F-10

(A)   2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

     A Form 8-K was filed on December 19, 1997. This filing reports the acquisition of assets from Kb Systems, Inc., and the acquisition of assets from JALAN, Inc.

(C)  EXHIBIT INDEX

         NUMBER          NAME
     --------------      --------------------------------------------------------------------------------------------

         1.1             Form of Underwriting Agreement (1)
         3.1             Amended Articles of Incorporation (1)
         3.2             Amended and Restated Bylaws (1)
         10.1            Registrant's 1997 Executive Incentive Compensation Plan (1)
         10.3            Catan Option Agreement (1)
         10.4            Registration Rights Agreement (1)
         10.5            Form of Stock Option Agreement (1)
         10.6            Form of  Indemnification  Agreement  between the  Registrant  and each of its Directors and certain executive officers (1)
         10.7            Form of Employment Agreement for Dennis Harward and Jack Harward (1)
         10.8            Form of Employment Agreement for L.A. Gornto, Jr. (1)
         10.9            Form of Employment Agreement for certain other employees (1)
         10.10           Form of Severance Agreement (1)
         10.11           Lease agreement (Heathrow International Business Center, Lake Mary, Florida) (1)
         10.12           1997 Employee Stock Purchase Plan (2)
         21.0            Subsidiaries of the Registrant (1)
         23.1            Consent of Arthur Andersen LLP (3)
         27.0            Financial Data Schedule (submitted only in electronic format) (3)
         27.1            Financial Data Schedule (submitted only in electronic format) (4)
         27.2            Financial Data Schedule (submitted only in electronic format) (4)
         27.3            Financial Data Schedule (submitted only in electronic format) (4)
         27.4            Financial Data Schedule (submitted only in electronic format) (4)


1) Incorporated by reference to H.T.E., Inc.'s Form S-1 Registration Statement (File No. 333-22637).
2) Incorporated by reference to H.T.E., Inc.'s Form 10-Q for the quarter ended June 30,1997.
3) Filed herewith.
4) Refiled herewith to reflect the new accounting standard (SFAS No. 128) pertaining to earnings per share calculations.

                           HTE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................  F-2

CONSOLIDATED BALANCE SHEETS................................................  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................  F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY..................  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................. F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To HTE, Inc.:

     We have audited the consolidated balance sheets of HTE, Inc. (a Florida corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended March 31, 1996, nine months ended December 31, 1996 and year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HTE, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1996, nine months ended December 31, 1996 and year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  /S/ ARTHUR ANDERSEN LLP
                                                  ------------------------
                                                      ARTHUR ANDERSEN LLP

Orlando, Florida,
         February 10, 1998 (except with respect
         to the matter discussed in Note 13, as to which the date is March 10, 1998)

                           HTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       DECEMBER 31,           DECEMBER 31,
                                                                           1996                   1997
                                                                     ------------------    -------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $             740     $           18,466
     Restricted cash                                                                 -                  1,574
     Trade accounts receivable, less allowance of
        $520 and $617 for doubtful accounts at December 31,
        1996 and 1997, respectively (Note 4)                                    16,767                 21,243
     Deferred income taxes (Note 10)                                               667                    751
     Other current assets                                                          516                  1,570
                                                                     ------------------    -------------------
           Total current assets                                                 18,690                 43,604
                                                                     ------------------    -------------------

EQUIPMENT, FURNITURE AND
     FIXTURES, net (Note 2)                                                      1,592                  2,952
                                                                     ------------------    -------------------

OTHER ASSETS:
     Computer software development costs,
        net of accumulated amortization of $6,244 and $8,111 at
        December 31, 1996 and 1997, respectively                                 3,338                  3,651
     Other intangible assets, net (Note 3)                                       1,045                  1,271
     Deposits                                                                      116                    180
                                                                     ------------------    -------------------
                                                                                 4,499                  5,102
                                                                     ------------------    -------------------
                                                                        $       24,781          $      51,658
                                                                     ==================    ===================






The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                 1996              1997
                                                                            ---------------   ----------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
     EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       $        2,845     $        2,967
     Accrued liabilities                                                             3,455              4,563
     Line of credit (Note 4)                                                         2,306                  -
     Deferred revenue                                                               10,378             12,430
     Current portion of notes payable to related parties (Note 3)                       60                  -
                                                                            ---------------   ----------------
           Total current liabilities                                                19,044             19,960
                                                                            ---------------   ----------------

LONG-TERM LIABILITIES:
     Notes payable to related parties, less current
        portion (Note 3)                                                               240                  -
     Deferred lease commitment (Note 11)                                                66                173
     Deferred income taxes (Note 10)                                                 1,731              1,731
                                                                            ---------------   ----------------
           Total long-term liabilities                                               2,037              1,904
                                                                            ---------------   ----------------

COMMITMENTS AND CONTINGENCIES
     (Notes 9, 11 and 12)

MANDATORILY REDEEMABLE PREFERRED
     STOCK, 7% cumulative convertible preferred stock (including accrued dividends of $433 at December 31, 1996), $.0002 par value, 2,000,000 and 0 shares authorized at December 31, 1996 and 1997, respectively, 1,769,494 and 0 shares issued and
     outstanding at December 31, 1996 and 1997, respectively (Note 5)                 4,303                  -
                                                                            ---------------   ----------------



The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

                                                                         DECEMBER 31,         DECEMBER 31,
                                                                             1996                 1997
                                                                        ----------------    -----------------
LIABILITES AND STOCKHOLDERS' (DEFICIT)
     EQUITY-(CONTINUED)
MANDATORILY REDEEMABLE CLASS C
     COMMON STOCK, $.0002 par value, 200,000 and 0 shares
     authorized at December 31, 1996 and 1997, respectively,
     63,600 and 0 shares issued and outstanding at December 31,
     1996 and 1997, respectively (Notes 3 and 6)                                    119                    -
                                                                        ----------------    -----------------

STOCKHOLDERS' (DEFICIT) EQUITY (Note 7)
     Common stock-
        Class A, $.0002 par value, 4,000,000 and 0 shares
           authorized at December 31, 1996 and 1997,
           respectively, 3,530,557 and 0 shares issued and
           outstanding at December 31, 1996 and 1997, respectively                    1                    -
        Class B, $.01 par value, 200,000 and 0 shares
           authorized at December 31, 1996 and 1997,
           respectively, none issued and outstanding                                  -                    -
        Common stock, $.01 par value, 25,000,000 shares
           authorized, 7,688,651 shares issued and outstanding as
           of December 31, 1997                                                       -                   77
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued and outstanding                                                   -                    -
     Additional paid-in capital                                                     229               27,963
     Accumulated (deficit) earnings                                                (947)               1,748
     Cumulative translation adjustment                                               (5)                   6
                                                                        ----------------    -----------------
           Total stockholders' (deficit) equity                                    (722)              29,794
                                                                        ----------------    -----------------
                                                                         $       24,781     $         51,658
                                                                        ================    =================







The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED             NINE MONTHS ENDED         YEAR ENDED
                                                         MARCH 31,               DECEMBER 31,           DECEMBER 31,
                                                            1996                     1996                   1997
                                                    ---------------------   ------------------------  ------------------
REVENUES:
     Software licenses                                   $        11,151               $      9,139        $     24,097
     Professional services                                         6,203                      5,586               8,927
     Hardware                                                      6,157                      7,435              10,898
     Maintenance and other                                         6,689                      6,528              12,047
     Resource management                                               -                          -                 448
                                                    ---------------------   ------------------------  ------------------
       Total revenues                                             30,200                     28,688              56,417
                                                    ---------------------   ------------------------  ------------------

EXPENSES:
     Cost of software licenses                                     3,396                      2,402               5,094
     Cost of professional services                                 5,029                      3,223               5,390
     Cost of hardware                                              4,822                      5,890               8,605
     Cost of maintenance and other                                 3,118                      2,216               5,414
     Cost of resource management                                       -                          -                 343
     Research and development                                      3,491                      3,729               5,715
     Sales and marketing                                           4,666                      5,228              10,547
     General and administrative                                    5,041                      4,394               9,051
                                                    ---------------------   ------------------------  ------------------
       Total operating expenses                                   29,563                     27,082              50,159
                                                    ---------------------   ------------------------  ------------------
INCOME FROM OPERATIONS                                               637                      1,606               6,258
OTHER (INCOME) EXPENSE:
     Interest income                                                   -                          -               (402)
     Interest expense                                                127                        191                 175
                                                    ---------------------   ------------------------  ------------------
       Total other (income) expense                                  127                        191               (227)
                                                    ---------------------   ------------------------  ------------------
INCOME BEFORE INCOME TAXES                                           510                      1,415               6,485
PROVISION FOR INCOME TAXES (Note 10)                                 211                        581               2,482
                                                    ---------------------   ------------------------  ------------------
NET INCOME                                                           299                        834               4,003
ACCRETION AND ACCRUAL OF
     DIVIDENDS ON MANDATORILY
     REDEEMABLE PREFERRED STOCK                                     (184)                    (1,003)             (1,308)
                                                    ---------------------   ------------------------  ------------------
NET INCOME (LOSS) ATTRIBUTABLE
     TO COMMON STOCKHOLDERS                              $           115               $      (169)        $      2,695
                                                    =====================   ========================  ==================
BASIC PRO FORMA NET INCOME
     PER SHARE                                           $          0.06               $       0.16        $       0.61
                                                    =====================   ========================  ==================
DILUTED PRO FORMA NET INCOME
     PER SHARE                                           $          0.06               $       0.16        $       0.58
                                                    =====================   ========================  ==================






The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                      CLASS A                                                      NOTES
                                COMMON STOCK        COMMON STOCK   ADDITIONAL   ACCUMULATED     CUMULATIVE      RECEIVABLE
                              ----------------    ----------------   PAID-IN     (DEFICIT)      TRANSLATION        FROM
                              SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL      EARNINGS      ADJUSTMENT     STOCKHOLDERS  TOTAL
                              ------    ------    ------    ------   -------      --------      ----------     ------------  ------
BALANCE, MARCH 31, 1995            -    $    -     3,392    $    1   $     -      $   (630)       $     -      $      -      $ (629)
  Issuance of common stock         -         -       136         -       224             -              -             -         224
  Accretion of mandatorily
    redeemable preferred
    stock to redemption
    value                          -         -         -         -         -            26              -             -          26
  Accrual of mandatorily
    redeemable preferred
    stock dividends                -         -         -         -         -          (210)             -             -        (210)
  Advances on notes
    receivable from
    stockholders                   -         -         -         -         -             -              -          (262)       (262)
  Net income                       -         -         -         -         -           299              -             -         299
                              ------    ------    ------    ------   -------      --------        -------      --------      ------
BALANCE, MARCH 31, 1996            -         -     3,528         1       224          (515)             -          (262)       (552)
  Issuance of common stock         -         -         3         -         5             -              -             -           5
  Accretion of mandatorily
    redeemable preferred
    stock to redemption
    value                          -         -         -         -         -          (838)             -             -        (838)
  Accrual of mandatorily
    redeemable preferred
    stock dividends                -         -         -         -         -          (165)             -             -        (165)
  Advances on notes
    receivable from
    stockholders                   -         -         -         -         -             -              -            (1)         (1)
  Forgiveness of notes
    receivable from
    stockholders                   -         -         -         -         -          (263)             -           263           -
  Translation adjustment           -         -         -         -         -             -             (5)            -          (5)
  Net income                       -         -         -         -         -           834              -             -         834
                              ------    ------    ------    ------   -------      --------        -------      --------      ------
BALANCE, DECEMBER 31, 1996         -         -     3,531         1       229          (947)            (5)            -        (722)
  Accretion of mandatorily
    redeemable preferred
    stock to redemption
    value                          -         -         -         -         -        (1,117)             -             -      (1,117)
  Accrual of mandatorily
    redeemable preferred
    stock dividends                -         -         -         -         -          (191)             -             -        (191)
  Compensation due to
    sale of stock                  -         -         -         -        65             -              -             -          65
  Conversion of mandatorily
    redeemable preferred
    stock                      1,769        18         -         -     4,969             -              -             -       4,987
  Conversion of mandatorily
    redeemable Class C
    common stock                  64         1         -         -       137             -              -             -         138
  Conversion of Class A
    common stock               3,531        35    (3,531)       (1)      (34)            -              -             -           -
  Proceeds from sale of
    common stock               2,325        23         -         -    22,597             -              -             -      22,620
  Translation adjustment           -         -         -         -         -             -             11             -          11
  Net income                       -         -         -         -         -         4,003              -             -       4,003
                              ------    ------    ------    ------   -------      --------        -------      --------     -------
BALANCE, DECEMBER 31, 1997     7,689    $   77         -    $    -   $27,963       $ 1,748        $     6      $      -     $29,794
                              ======    ======    ======    ======   =======      ========        =======      ========     =======


The accompanying notes are an integral part of these consolidated statements

                           HTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                    (NOTE 14)

                                                         YEAR ENDED         NINE MONTHS ENDED          YEAR ENDED
                                                         MARCH 31,            DECEMBER 31,           DECEMBER 31,
                                                            1996                  1996                   1997
                                                      -----------------  ------------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $     299                 $     834         $     4,003
  Adjustments to reconcile net income
      to net cash (used in) provided by
        operating activities
      Depreciation and amortization                              2,972                     1,764               2,880
      Accretion of mandatorily  redeemable
        Class C common stock charged to interest
        expense                                                      -                         7                  19
      Loss on disposal of equipment,
        furniture and fixtures                                       3                         6                   -
      Gain on forgiveness of accounts
        payable                                                   (210)                        -                   -
      Compensation due to sale of stock                              -                         -                  65
      Deferred income taxes                                        145                       237                 (84)
  Changes in operating assets and
      liabilities--
      Decrease (increase) in assets-
        Trade accounts receivable - net                         (5,049)                   (5,065)             (4,476)
        Other current assets                                      (334)                      (44)               (856)
        Deposits                                                    30                       (61)                (64)
      Increase (decrease) in liabilities-
        Accounts payable                                         1,096                       675                 122
        Accrued liabilities                                        775                       472               1,042
        Deferred revenue                                           340                     3,404               1,802
        Deferred lease commitment                                 (171)                     (105)                107
                                                      -----------------  ------------------------  ------------------
      Net cash (used in) provided by
        operating activities                                      (104)                    2,124               4,560
                                                      -----------------  ------------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (618)                     (386)             (1,998)
  Proceeds from sale of investments                                  -                       119                   -
  Increase in restricted cash                                        -                         -              (1,574)
  Acquisition of net assets of Programmed-
      For-Success, Inc.                                             (6)                        -                   -
  Acquisition of net assets of Bellamy
      Software, Ltd.                                                 -                      (375)                  -
  Acquisition of net assets of Kb Systems, Inc.                      -                         -                (361)
  Computer software development costs                           (2,195)                   (1,556)             (2,268)
                                                      -----------------  ------------------------  ------------------
      Net cash used in investing activities                     (2,819)                   (2,198)             (6,201)
                                                      -----------------  ------------------------  ------------------


The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                              (CONTINUED) (NOTE 14)

                                                        YEAR ENDED         NINE MONTHS ENDED          YEAR ENDED
                                                        MARCH 31,            DECEMBER 31,           DECEMBER 31,
                                                          1996                   1996                   1997
                                                     ----------------  -------------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
     preferred stock                                               -                        247                  -
 Payment of dividends on preferred stock                           -                          -               (624)
 Net proceeds from issuance of
     common stock                                                224                          5             22,620
 Net proceeds (repayments) under line
     of credit                                                 1,970                        336             (2,306)
 Repayments of long-term debt                                    (75)                       (83)                 -
 Repayments of obligations under
     capital leases                                             (149)                       (23)               (34)
 Net repayments of notes payable to
     related parties                                             (50)                       (50)              (300)
 Advances on notes receivable from stockholders                 (262)                        (1)                 -
                                                     ----------------  -------------------------  -----------------
       Net cash provided by financing activities               1,658                        431             19,356
                                                     ----------------  -------------------------  -----------------

Effect of foreign currency exchange rate
  changes on cash and cash equivalents                             -                         (5)                11
                                                     ----------------  -------------------------  -----------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                         (1,265)                       352             17,726
CASH AND CASH EQUIVALENTS,
 beginning of period                                           1,653                        388                740
                                                     ----------------  -------------------------  -----------------
CASH AND CASH EQUIVALENTS,
 end of period                                             $     388             $          740       $     18,466
                                                     ================  =========================  =================

SUPPLEMENTAL SCHEDULES OF CASH
 FLOW INFORMATION
 Cash paid for interest                                    $     127             $          185       $        106
 Cash paid for income taxes                                      160                         14              1,940






The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH AND DECEMBER 31, 1996 AND DECEMBER 31, 1997 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE Public Safety Illinois, Inc. (PSI), a Florida corporation, HTE-Software Management, Inc.
(SMI), a Florida corporation, HTE-Programmed For Success, Inc. (PFS), a Florida corporation, Bellamy Software Ltd. (Bellamy), a Canadian corporation and HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying financial statements was not material.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CHANGE IN FISCAL YEAR

     The Company changed its fiscal year end from March 31 to December 31 effective with the year ended December 31, 1996. As a result, the fiscal period ended December 31, 1996, presented herein is a nine-month period.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     Restricted cash represents cash held in escrow in connection with the JALAN, Inc. acquisition further discussed in Note 13.

TRADE ACCOUNTS RECEIVABLE

     Included in trade accounts receivable at December 31, 1996 and 1997, are unbilled receivables of $4,252 and $7,124, respectively. The following table reflects the activity in the allowance for doubtful accounts for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997:

                                              MARCH 31,         DECEMBER 31,        DECEMBER 31,
                                                1996                1996                1997
                                           ----------------    ----------------     --------------
Balance at the beginning of the period        $        285      $          300       $        520
Provision                                              139                 320                200
Write-offs                                            (124)               (100)              (103)
                                           ----------------    ----------------     --------------
Balance at the end of the period              $        300      $          520       $        617
                                           ================    ================     ==============

EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs which do not extend the useful lives of the related assets are expensed as incurred.

     The estimated useful lives of equipment, furniture and fixtures are as follows:

                                                                    YEARS
                                                                    -----
Equipment......................................................     3 - 10
Office furniture and fixtures..................................     5 - 10
Leasehold improvements.........................................     5 - 10

     Depreciation and amortization expense related to equipment, furniture and fixtures and leasehold improvements of $221, $242 and $479, is included in general and administrative expenses on the accompanying statements of operations for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively.

COMPUTER SOFTWARE DEVELOPMENT COSTS

     All costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are charged to research and development expense as incurred. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements.

     Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a straight-line basis over three years once the product is available for general release to customers. Such capitalized costs are reported at the lower of unamortized cost or net realizable value.

     The Company ceases capitalization of computer software costs when the product is available for general release to customers. Costs of maintenance and customer support is charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Effective April 1, 1995, management changed the estimated useful life of capitalized computer software development costs from 60 months to 36 months. The effect of this change in accounting estimate was to reduce net income by approximately $798, net of the related tax benefit of $532, or $.16 per share for the year ended March 31, 1996.

     Amortization expense related to computer software development costs of $2,707, $1,437 and $2,114 is included in cost of software license fees in the accompanying statements of operations for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively.

OTHER INTANGIBLE ASSETS

     Other intangible assets consisted of the following as of December 31, 1996 and 1997:

                                                  DECEMBER 31,     DECEMBER 31,
            DESCRIPTION                               1996             1997
            -----------                           -------------    -------------

            Goodwill                              $        401     $        401
            Purchased software                             387              706
            Customer list                                  386              580
                                                  -------------    -------------
                                                         1,174            1,687
            Less - Accumulated amortization               (129)            (416)
                                                  -------------    -------------
                                                  $      1,045     $      1,271
                                                  =============    =============

     Goodwill represents amounts paid in excess of the fair market value of net tangible and identifiable intangible assets purchased in the acquisitions of SMI and Bellamy and is amortized using the straight-line method over a period of 60 months. Customer list represents identifiable intangible assets purchased in connection with the acquisitions of Bellamy and Kb Systems, Inc. and is amortized over a period of 60 months. Purchased software represents identifiable intangible assets purchased in connection with the acquisitions of PFS, Bellamy and Kb Systems, Inc. and is amortized using the straight-line method over a period of 36 months. Amortization expense related to goodwill and customer list of $23, $38 and $158 is included in general and administrative expenses in the accompanying statements of operations for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively. Amortization expense related to the purchased software of $22, $46 and $129 is included in the cost of software license fees in the accompanying statements of operations for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively.

DEFERRED REVENUE AND REVENUE RECOGNITION

     Deferred revenue represents advance payments by customers for software licenses, maintenance and professional services. Revenue from software licenses is recognized when a contract has been executed, the product has been shipped, all significant contractual obligations related to the software licenses have been satisfied, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenue is deferred and recognized ratably over the service period. Professional services include system planning and implementation, project management and training and education services and are recognized as the work is performed. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment.

     During 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. Management does not anticipate that the implementation of the guidance set forth in SOP 97-2 will have a material impact on its current revenue recognition policies.

INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates. Changes in the tax law or rates will be recognized in the future years in which they occur.

SIGNIFICANT CONCENTRATIONS

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable from governmental entities. To minimize this risk, the Company generally requires a significant cash deposit upon contract signing. In addition, the Company maintains reserves for potential credit losses.

     Substantially all of the Company's hardware revenues are derived from the sale of IBM AS/400 systems in connection with the Company's Industry Remarketing agreement with IBM. Any change in this relationship could potentially have an adverse effect on the Company's financial performance.

STOCK-BASED COMPENSATION

     The Company measures compensation expense for stock-based compensation granted to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to adopt only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which are presented in Note 8.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary is the Canadian dollar. The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52. Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' (deficit) equity. Income statement accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income.

PROFORMA NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The Company adopted SFAS No. 128 in 1997 and, as a result, restated all prior period income per share data presented. The following disclosures comply with the requirements of SFAS No. 128 (amounts in thousands):

                                                               YEAR             NINE MONTHS              YEAR
                                                               ENDED               ENDED                ENDED
                                                             MARCH 31,          DECEMBER 31,         DECEMBER 31,
                                                               1996                 1996                 1997
                                                          ----------------    -----------------    -----------------
Basic pro forma weighted-average shares outstanding                 5,028                5,284                6,609
Common shares applicable to stock options
     using the treasury stock method                                    -                   43                  284
                                                          ----------------    -----------------    -----------------
Diluted pro forma weighted-average shares outstanding               5,028                5,327                6,893
                                                          ================    =================    =================

     Pro forma net income per common share is determined by dividing net income, as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the pro forma weighted-average number of shares outstanding during the period.

     The basic and diluted pro forma weighted-average shares outstanding during the periods presented above assume the conversion of the mandatorily redeemable preferred stock shares and the mandatorily redeemable Class C common stock into Class A common stock as of the date such stock was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

     All share and per share information in the financial statements have been adjusted to give effect to the 53-for-one common stock split and par value restatement which was effective on June 10, 1997.

CARRYING VALUE OF LONG-LIVED ASSETS

     The Company reviews the carrying value of all long-lived assets, including equipment, furniture and fixtures, computer software development costs, and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 1997, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, notes payable to related parties and line of credit at December 31, 1996 and 1997, approximate fair value because of the short maturity of these instruments.

RECLASSIFICATIONS

     Certain prior-year balances have been reclassified in order to conform to the current-period financial statement presentation.

2. EQUIPMENT, FURNITURE AND FIXTURES:

     Equipment, furniture and fixtures consisted of the following as of December 31, 1996 and 1997:

                                                 DECEMBER 31,      DECEMBER 31,
                                                      1996             1997
                                                --------------    --------------

            Equipment                                $  2,787          $  3,822
            Office furniture and fixtures                 755               787
            Leasehold improvements                         96             1,007
                                                --------------   ---------------
                                                        3,638             5,616
            Less - Accumulated depreciation

               and amortization                        (2,046)           (2,664)
                                                ==============   ===============
                                                 $      1,592      $      2,952
                                                ==============   ===============


3. BUSINESS COMBINATIONS:

     During the year ended March 31, 1996, the Company created PFS as a wholly owned subsidiary. In September 1995, PFS purchased the net assets of Programmed-For-Success, Inc. by paying $6 in cash and issuing a note payable for $100. The assets purchased consisted of equipment, furniture and fixtures, miscellaneous deposits and purchased software. As part of the purchase, PFS also assumed various customer service liabilities. Additionally, the Company entered into an employment agreement with the owner of Programmed-For-Success, Inc. for a period of at least one year.

     On November 1, 1996, the Company acquired all of the outstanding common stock of Bellamy by paying cash of $375, issuing notes payable totaling $300 and by issuing 63,600 shares of mandatorily redeemable Class C common stock of the Company (see Note 7) valued at $1.76 per share. The value of the mandatorily redeemable Class C common stock at the acquisition date was determined based on an appraisal of the fair market value of the Company on that date. The assets purchased consisted primarily of investments, accounts receivable, equipment, furniture and fixtures, prepaid expenses, purchased software and other intangible assets. Additionally, the Company assumed various liabilities including accounts payable and accrued expenses, certain customer service liabilities, deferred taxes and a bank loan payable. The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. Accordingly, Bellamy's operating results are included in the consolidated results of operations for the period subsequent to its acquisition. Goodwill of $289 was recognized in connection with the purchase. The notes payable issued in connection with the Bellamy acquisition are included in notes payable to related parties on the accompanying consolidated balance sheet as of December 31, 1996, since the former owners are now employees of the Company. The notes bear interest at 10 percent per annum and were paid off during 1997.

     During the year ended December 31, 1997, the company created Kb Systems as a wholly owned subsidiary. In December 1997, Kb Systems purchased the net assets of Kb Systems, Inc. for $400 in cash. As of December 31, 1997, $300 had been paid by the Company. The remaining $100 will be paid upon receipt by the Company of evidence of satisfaction of certain liabilities of Kb Systems, Inc. The assets purchased consisted principally of purchased software and other intangible assets. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Kb Systems, Inc., for a period of five years. The Company was granted offset rights against royalty payments due under this agreement of $199. This acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each period presented, are as follows (unaudited):

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1997
                                                 ------------    ------------
               Revenues                          $     30,491     $    57,461
               Net income                                 908           4,034
               Basic earnings per share          $       0.17     $      0.61
               Diluted earnings per share        $       0.17     $      0.58


4. LINE OF CREDIT:

     On January 16, 1997, the Company refinanced its existing line of credit
(LOC) with a commercial bank in which the bank agreed to make available a principal amount equal to a percentage of qualified accounts receivable not to exceed $6,000. The LOC extends through June 30, 1998, at which time the entire unpaid principal balance and any accrued interest is payable in full. In accordance with the agreement, the LOC bears interest at the bank's prime rate plus 1.25 percent and is collateralized by the Company's accounts receivable, inventory, intangible assets and equipment. At December 31, 1996, borrowings of $2,030 were outstanding under the line of credit. There were no borrowings outstanding under the line of credit at December 31, 1997. The line of credit contains financial covenants which require the Company to maintain certain financial ratios. As of December 31, 1997, the Company was either in compliance with or had received appropriate waivers for all debt covenants.

5. MANDATORILY REDEEMABLE PREFERRED STOCK:

     Effective October 31, 1994, the Company authorized 200,000 shares of mandatorily redeemable preferred stock. The preferred stock had full voting rights and was convertible into common stock at any time based on a formula defined in the Company's Articles of Incorporation. Annual dividends, which were cumulative, were computed at 7 percent per annum and totaled $268 and $433 as of March 31 and December 31, 1996, respectively. For the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, the amount of accretion related to the preferred stock totaled $(26), $838 and $1,117, respectively, which is reflected as an increase (decrease) in mandatorily redeemable preferred stock, with the offset going to accumulated earnings (deficit). The accretion related to the preferred stock was determined based on the liquidation preference as of March 31, 1996, the formula value as of December 31, 1996, and the IPO price during the year ended December 31, 1997. As further described in Note 7, the mandatorily redeemable preferred stock was converted to common stock during 1997 in connection with the IPO, at which time $624 of accumulated dividends were paid.

6. MANDATORILY REDEEMABLE CLASS C COMMON STOCK:

     On November 1, 1996, the Company issued 63,600 shares of mandatorily redeemable Class C common stock as partial consideration in connection with the acquisition of Bellamy (see Note 3). As further described in Note 7, all outstanding shares of mandatorily redeemable Class C common stock were converted into common stock during 1997 in connection with the IPO.

7. STOCKHOLDERS' (DEFICIT) EQUITY:

     During the periods ended March 31 and December 31, 1996, the Company made advances to its principal stockholders under notes receivable. The notes receivable from stockholders were unsecured, non-interest bearing and had no specified maturity date. Effective December 31, 1996, notes receivable from stockholders of $263 were forgiven by the Company. The notes receivable from stockholders have been classified as an increase to stockholders' deficit in the accompanying consolidated balance sheet as of March 31, 1996. The forgiveness of the notes receivable from stockholders was reflected as a distribution to stockholders resulting in an increase to the accumulated deficit as of December 31, 1996.

     On June 10, 1997, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form S-1. Concurrent with the effectiveness of the registration statement, the Company completed a recapitalization pursuant to which (i) the number of authorized shares of the Company's Class A common stock and mandatorily redeemable preferred stock were increased to 4,000,000 and 2,000,000, respectively, (ii) all outstanding shares of mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock and Class A common stock were split 53-for-one and exchanged simultaneously on a one-for-one basis for shares of the Company's newly authorized common stock, (iii) the Company paid in cash all accrued dividends on the mandatorily redeemable preferred stock to the date of the stock splits and exchanges described above and (iv) following the exchanges described above, the mandatorily redeemable preferred stock, Class A common stock, Class B common stock and mandatorily redeemable Class C common stock were canceled, retired and eliminated from the shares the Company is authorized to issue (the Recapitalization).

     The Company sold 2,325,000 shares of common stock under the registration statement, 1,950,000 of which were sold in the initial offering in June 1997, and 375,000 of which were sold in July 1997, when the underwriters exercised their over-allotment option. Proceeds received by the Company were approximately $22,620, net of offering costs of $2,955.

8.   STOCK COMPENSATION PLANS:

EMPLOYEE STOCK OPTIONS

     On July 1, 1996, the Company granted options to an employee to purchase up to 53,000 shares of the Company's Class A common stock which later converted to the Company's common stock in connection with the

Recapitalization on June 10, 1997. The options are exercisable beginning January 1, 1997, at $1.81 per share, which approximated the fair market value of the stock at the date of grant. The options expire the earlier of five years from the date of grant or seven months from the employee's date of termination.

EXECUTIVE INCENTIVE PLAN

     The Company's 1997 Executive Incentive Compensation Plan (the "Executive Incentive Plan") was adopted by the Board of Directors in January 1997. The purpose of the Executive Incentive Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Executive Incentive Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 954,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock for grants under the Executive Incentive Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Some options have been granted with immediate vesting, although most of the options have vesting schedules over 4 or 5 years.

     A summary of the status of the Company's fixed stock option plan, including employee stock options discussed above, as of December 31, 1996 and 1997, and changes during the periods ending on those dates is presented below:

                                                       1996                                    1997
                                        -----------------------------------    -------------------------------------
                                                        WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
                                           SHARES        EXERCISE PRICE            SHARES         EXERCISE PRICE
                                          -------        --------------           -------         --------------
Outstanding at beginning of year                   -                     -             53,000         $        1.81
     Granted                                  53,000           $      1.81            530,500         $        9.66
     Exercised                                     -                     -                  -                     -
     Forfeited                                     -                     -                  -                     -
                                              ------                                  -------
Outstanding at end of year                    53,000           $      1.81            583,500         $        8.94
                                              ======                                  =======
Options exercisable at year end                    -           $         -            169,600         $        7.05
Weighted-average fair value of options
     granted during the year                                   $      1.09                            $        2.70

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                             OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        ---------------------------------------------------------------     -----------------------------
                              NUMBER                  WEIGHTED-            WEIGHTED-            NUMBER         WEIGHTED-
     RANGE OF             OUTSTANDING AT              AVERAGE               AVERAGE         EXERCISABLE AT      AVERAGE
     EXERCISE              DECEMBER 31,              REMAINING             EXERCISE          DECEMBER 31,      EXERCISE
      PRICES                   1997               CONTRACTUAL LIFE           PRICE               1997            PRICE
--------------------    --------------------    ---------------------    --------------     ---------------    ----------
      $ 1.81                         53,000                      8.5     $        1.81              53,000     $    1.81
      $ 9.43                        503,500                      9.0     $        9.43             116,600     $    9.43
  $ 11.88 to $17.13                  27,000                      9.7     $       13.87                   -             -

EMPLOYEES STOCK PURCHASE PLAN

     The Company adopted an Employee Stock Purchase Plan (ESPP) on July 23, 1997, subject to stockholder approval at the next annual meeting. The plan is effective as of September 1, 1997, and is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Two hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes.

The plan qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the results of operations.

     Under the terms of the plan, employees can choose each year to have up to 25 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of period or end of period market price. To date, approximately 80 percent of the Company's employees participate in the plan. No shares were sold under the ESPP in 1997. As of December 31, 1997, there were 20,060 purchase rights outstanding. These purchase rights were all granted in the initial offering period in 1997, were exercisable at year-end and had a weighted-average exercise price of $13.18. The weighted-average fair value of purchase rights granted during 1997 under the ESPP was $3.81. All outstanding purchase rights at December 31, 1997, were exercised in January 1998.

     The fair value of options granted during the fiscal years ended December 31, 1996 and 1997, reported below has been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions for options granted during 1996 and 1997:

                                                             STOCK OPTION PLAN                        ESPP
                                                -----------------------------------------        -------------
                                                   NINE MONTHS ENDED          YEAR ENDED           YEAR ENDED
                                                      DECEMBER 31,           DECEMBER 31,         DECEMBER 31,
                                                          1996                   1997                 1997
                                                 ----------------------------------------        ----------------
Expected life (in years)                                             10                  10                   .3
Weighted-average risk-free interest rate                          7.05%               6.74%                5.21%
Volatility                                                        45.4%               45.4%                45.4%
Dividend yield                                                        -                   -                    -

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         NINE MONTHS ENDED          YEAR ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                               1996                    1997
                                               ----                    ----
       Net income
            As reported                     $      834            $     4,003
            Pro forma                              799                  3,537

       Basic earnings per share
            As reported                     $     0.16            $      0.61
            Pro forma                             0.15                   0.54

       Diluted earnings per share
            As reported                     $     0.16           $       0.58
            Pro forma                             0.15                   0.51

     The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

9. EMPLOYEE RETIREMENT PLAN:

     The Company has established an employee retirement savings plan that covers substantially all employees who have met certain service and age requirements. Employees may contribute from 2 percent to 10 percent of their annual compensation to the plan as limited by Internal Revenue Service regulations. The Company will match contributions up to 3 percent of each individual's compensation. Contributions made by the Company totaled $277, $278 and $459 for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

10. INCOME TAXES:

     The provision for income taxes is as follows for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997:

                                      MARCH 31,      DECEMBER 31,       DECEMBER 31,
                                       1996             1996               1997
                                    -----------    ---------------    ----------------
          Current:
             Federal                $       40        $       284              $2,126
             State                          26                 60                 440
                                    -----------    ---------------    ----------------
                                            66                344               2,566
          Deferred                         145                237                 (84)
                                    -----------    ---------------    ----------------
                                    $      211        $       581              $2,482
                                    ===========    ===============    ================

     Included in the current federal portion of the provision for income taxes for the nine months ended December 31, 1996, and the year ended December 31, 1997, are foreign taxes of $33 and $53, respectively, arising from the operations of Bellamy.

     The provision for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate of 34 percent to income before provision for income taxes for the year ended March 31, 1996, nine months ended December 31, 1996 and year ended December 31, 1997, as follows:

                                              MARCH 31,       DECEMBER 31,       DECEMBER 31,
                                                1996             1996               1997
                                            -------------    -------------     ---------------
      U.S. federal income tax rate          34.00  %         34.00   %           34.00  %
          State taxes                        3.63             3.63                4.62
          Tax-exempt interest                   -                -              (2.03)
          Meals and entertainment            2.40             2.87                 .67
          Foreign tax rate                      -                -                 .20
          Other                              1.34              .59                 .81
                                            -------------    -------------     ---------------

       Effective tax rate                   41.37  %         41.09   %           38.27  %
                                            =============    =============     ===============

     Deferred income taxes consisted of the following as of December 31, 1997:

                                                                  CURRENT         NONCURRENT          TOTAL
                                                                -------------    --------------    ------------
             Tax assets:
                 Accrued liabilities                            $        439     $           -     $       439
                 Allowance for doubtful accounts                         238                 -             238
                 Deferred lease commitment                                 -                67              67
                 Other                                                    74                32             106
                                                                -------------    --------------    ------------
                    Total assets                                         751                99             850
                                                                -------------    --------------    ------------
             Tax liabilities:
                 Basis difference in fixed assets                          -              (203)           (203)
                 Capitalized software development costs                    -            (1,494)         (1,494)
                 Other intangible assets                                   -              (133)           (133)
                                                                -------------    --------------    ------------
                    Total liabilities                                      -            (1,830)         (1,830)
                                                                -------------    --------------    ------------
             Net deferred tax asset (liability)                 $        751     $      (1,731)    $      (980)
                                                                =============    ==============    ============

     Deferred income taxes consisted of the following as of December 31, 1996:

                                                                     CURRENT          NONCURRENT          TOTAL
                                                                  ---------------    --------------    ------------
             Tax assets:
                 Cumulative change in tax accounting method       $           34     $           -     $        34
                 Accrued liabilities                                         431                 -             431
                 Allowance for doubtful accounts                             196                 -             196
                 Deferred lease commitment                                     -                25              25
                 Other                                                         6                10              16
                                                                  ---------------    --------------    ------------
                    Total assets                                             667                35             702
                                                                  ---------------    --------------    ------------
             Tax liabilities:
                 Basis difference in fixed assets                              -              (204)           (204)
                 Capitalized software development costs                        -            (1,394)         (1,394)
                 Other intangible assets                                       -              (168)           (168)
                                                                  ---------------    --------------    ------------
                    Total liabilities                                          -            (1,766)         (1,766)
                                                                  ---------------    --------------    ------------
             Net deferred tax asset (liability)                   $          667     $      (1,731)     $   (1,064)
                                                                  ===============    ==============    ============


11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company leases office space, furniture, automobiles and equipment under certain long-term noncancelable operating lease agreements with varying terms and conditions.

     Future aggregate minimum rental payments under these agreements are as follows as of December 31, 1997:

                      YEAR ENDING DECEMBER 31,                    AMOUNT
                      ------------------------                    ------
                      1998                                       $ 2,489
                      1999                                         1,977
                      2000                                         1,544
                      2001                                         1,477
                      2002                                         1,317
                      Thereafter                                   5,008
                                                              -----------
                                                                 $13,812
                                                              ===========

     In April 1996, the Company entered into a lease agreement for the corporate office in Lake Mary under a 10-year, noncancelable operating lease which began on May 1, 1997. The lease agreement also provides the Company with three five-year renewal options. The Company expenses the total estimated cash payments on a straight-line basis over the life of the lease. The cumulative difference between the amount expensed and the amount actually paid is recorded as a deferred lease commitment on the accompanying consolidated balance sheets at December 31, 1996 and 1997. Rent expense under operating leases totaled approximately $1,179, $967 and $2,102 for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, respectively.

PRODUCT ROYALTY AGREEMENTS

     The Company has entered into several product royalty agreements with various entities who have sold their application rights or product designs to the Company. The majority of these agreements are similar in nature in that they each state that royalties shall be paid on the basis of applicable software license revenues collected by the Company. However, each agreement may have a different percentage upon which the product royalty is based. The Company accrues these product royalties as the applicable software license revenues are recognized. The Company has recorded $370 and $611 as accrued liabilities for product royalties as of December 31, 1996 and 1997, respectively. Royalty expense was approximately $163, $263 and $325 for the year ended March 31, 1996, nine months ended December 31, 1996 and the year ended December 31, 1997, respectively, and is included in cost of software licenses. As discussed further below, royalty expense for the year ended March 31, 1996, was reduced due to the forgiveness of an account payable which was offset against royalty expense in that year.

     During the year ended March 31, 1996, an account payable for outstanding product royalties under an application development agreement with IBM, which totaled $210 as of March 31, 1995, was forgiven. In consideration of this forgiveness of debt, the agreement was amended to provide for a 5 percent royalty on software license fees of the "work orders" application for a period of two years beginning April 1996 and a 10 percent royalty on software license fees of the "courts" application for a period of three years beginning April 1996. This forgiveness was recorded as a reduction in royalty expense in the accompanying consolidated statement of operations for the year ended March 31, 1996.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

     Effective February 1997, the Company entered into employment agreements with Dennis J. Harward, the Company's President, Chief Executive Officer and Chairman of the Board and Jack L. Harward, the Company's Executive Vice President. Each of the agreements is for a term of three years, and automatically renews for successive one-year periods. In the event either executive is terminated without "Cause," the Company must pay to such executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary for a period of 12 months as well as continue to provide the executive with incentive compensation and the other benefits under the agreement for the same period. Additionally, upon termination without "Cause" the Company must pay to each executive a single lump sum payment equal to the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans.

     The Company has also entered into severance agreements with Dennis J. Harward and Jack L. Harward that will become effective on, and provide for continued employment or retention following, a "Change in Control" (as defined) of the Company. Such agreements generally provide that upon (i) termination by the Company of the executive's employment for any reason other than death, mental or physical incapacity, illness, disability or "Cause" (as defined), (ii) termination by the executive for "Good Reason" (generally defined as the diminution of the executive's duties or other breach by the Company of the agreement), or (iii) termination by the executive during a 30-day period commencing one year after the "Change in Control," he will receive, in addition to base salary, bonus and other compensation accrued through the date of termination, a lump sum cash payment equal to 2.5 times his then-existing base salary and incentive compensation.

PRODUCT LIABILITY

     The Company markets to its customers complex, mission-critical, enterprise-wide applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any significant product liability claims to date, the sale and support of software by the Company may entail the risk of such claims, which may be substantial. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

12. LITIGATION:

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

13. SUBSEQUENT EVENTS:

     In January 1998, the Company purchased the net assets of JALAN, Inc. for $2,000. The assets purchased consisted of equipment, furniture and fixtures, miscellaneous deposits and purchased software. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a consulting agreement with the former owners of JALAN, Inc. This acquisition will be accounted for as a purchase.

     The Company signed a definitive agreement and plan of merger, dated March 10, 1998, to acquire privately held Phoenix Systems, LLC (Phoenix) of Southbury, Connecticut, in exchange for newly issued shares of the Company's common stock valued at $3,000. Phoenix provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). The acquisition, subject to completion of due diligence, is expected to close in April 1998. Upon closing, Phoenix will become a wholly owned subsidiary of the Company. The acquisition is intended to be accounted for as a pooling of interests.

14. SUPPLEMENTAL NONCASH TRANSACTIONS:

     The Company includes depreciation on certain equipment in the costs capitalized as computer software development costs. During the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997, depreciation of $86, $88 and $160, respectively, was capitalized as computer software development costs.

     During the year ended March 31, 1996, PFS purchased the net assets of Programmed-For-Success, Inc. (the PFS Acquisition). PFS paid $6 in cash and issued a note payable of $100 in connection with the PFS Acquisition. During the nine months ended December 31, 1996, the Company purchased all of the outstanding common stock of Bellamy (the Bellamy Acquisition). The Company paid $375 in cash, issued notes payable with an aggregate value of $300 and issued 63,600 shares of mandatorily redeemable Class C common stock with a value of $112 in connection with the Bellamy Acquisition.

     In December 1997, the Company purchased net assets of Kb Systems, Inc. for $400 plus legal costs of $61. As of December 31, 1997, $100 of the purchase price remained unpaid pending satisfactory resolution of certain matters related to Kb Systems, Inc.

     The acquisitions had the following noncash effect of increasing the following assets and liabilities for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1997:

                                                                    MARCH 31,       DECEMBER 31,       DECEMBER 31,
                                                                       1996             1996               1997
                                                                   -------------    --------------    ---------------

           Trade accounts receivable                               $          -     $         124     $            -
           Other current assets                                               -               121                198
           Equipment, furniture and fixtures                                 20               158                  -
           Purchased software                                               130               257                319
           Other intangible assets                                            -               386                194
           Goodwill established due to recognition of deferred
               income taxes (included in other intangible assets)             -               289                  -
           Deposits                                                           1                 -                  -
           Accounts payable                                                   -               123                  -
           Accrued liabilities                                                -                 -                100
           Deferred revenue                                                  45               128                250
           Notes payable to related parties                                 100               300                  -
           Long-term debt                                                     -                 8                  -
           Deferred income taxes (long-term liability)                        -               289                  -
           Mandatorily redeemable Class C common stock                        -               112                  -

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      H.T.E., INC.

Date:  March 30, 1998

                                      /S/   DENNIS J. HARWARD
                                      ------------------------------------------
                                      Dennis J. Harward
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                DATE

/S/   DENNIS J. HARWARD                     Chairman of the Board of Directors, President and    March 30, 1998
-----------------------                     Chief Executive Officer and Director
      Dennis J. Harward                     (principal executive officer)

/S/   JACK L. HARWARD                       Executive Vice President                             March 30, 1998
---------------------                       and Director
      Jack L. Harward

/S/   L.A. GORNTO, JR.                      Executive Vice President,  General                   March 30, 1998
--------------------------                  Counsel, Secretary
      L.A. Gornto, Jr.

/S/   SUSAN D. FALOTICO                     Vice President, Chief Financial Officer              March 30, 1998
------------------------                    (principal financial officer)
      Susan D. Falotico

/S/   BERNARD B. MARKEY                     Director                                             March 30, 1998
------------------------
      Bernard B. Markey

/S/   RAYMOND AMBROSE                       Director                                             March 30, 1998
---------------------------------
      Raymond Ambrose

                                  EXHIBIT INDEX



23.1      Consent of Independent Certified Public Accountants

27.0      Financial Data Schedule

27.1      Financial Data Schedule

27.2      Financial Data Schedule

27.3      Financial Data Schedule

27.4      Financial Data Schedule