Form 10-Q
period 1998-03-31
HTE INC
filed 1998-05-14
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the transition period from ____________ to _____________

                          Commission File No: 0-22657

                                  H.T.E., INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-2133858
-------------------------------             ----------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                                 (407) 304-3235
     -----------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AS OF MAY 1, 1998
            -----                              -----------------------------
         Common stock
      Par value $.01 per share                         7,849,728

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                           MARCH 31,             DECEMBER 31,
                                                             1998                     1997
                                                          ------------           ------------
                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $ 13,904                $18,466
  Restricted cash                                                --                    1,574
  Trade accounts receivable, net                               24,072                 21,243
  Deferred income taxes                                           754                    751
  Other current assets                                          2,484                  1,570
                                                             --------                -------
       Total current assets                                    41,214                 43,604
                                                             --------                -------
COMPUTER EQUIPMENT, FURNITURE AND
  FIXTURES, net                                                 3,340                  2,952
                                                             --------                -------
OTHER ASSETS

  Computer software development costs, net                      3,968                  3,651
  Other intangible assets                                       2,887                  1,271
  Deposits                                                        239                    180
                                                             --------                -------
                                                                7,094                  5,102
                                                             --------                -------
       Total assets                                          $ 51,648                $51,658
                                                             ========                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                           $    888                $ 2,967
  Accrued liabilities                                           4,452                  4,563
  Deferred revenue                                             12,913                 12,430
                                                             --------                -------
       Total current liabilities                               18,253                 19,960
                                                             --------                -------

LONG-TERM LIABILITIES
  Deferred income taxes                                         1,731                  1,731
  Other long-term liabilities                                     201                    173
                                                             --------                -------
       Total long-term liabilities                              1,932                  1,904
                                                             --------                -------


STOCKHOLDERS' EQUITY
  Common stock                                                     77                     77
  Additional paid-in capital                                   28,275                 27,963
  Accumulated earnings                                          3,127                  1,748
  Cumulative translation adjustment                               (16)                     6
                                                             --------                -------
       Total stockholders' equity                              31,463                 29,794
                                                             ========                =======
    Total liabilities and stockholders' equity               $ 51,648                $51,658
                                                             ========                =======

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               1998            1997
                                            ----------       --------
REVENUES
   Software licenses                          $  7,530       $  5,830
   Professional services                         3,211          1,767
   Hardware                                      2,613          1,620
   Maintenance and other                         4,072          2,730
   Resource management                             361           --
                                              --------       --------
     Total revenues                             17,787         11,947
                                              --------       --------

EXPENSES
   Cost of software licenses                     1,258            855
   Cost of professional services                 1,964          1,131
   Cost of hardware                              1,942          1,381
   Cost of maintenance and other                 1,888          1,265
   Cost of resource management                     241           --
   Research and development                      2,208          1,392
   Sales and marketing                           3,413          2,152
   General and administrative                    2,799          2,170
                                              --------       --------
     Total operating expenses                   15,713         10,346
                                              --------       --------

INCOME FROM OPERATIONS                           2,074          1,601

OTHER (INCOME) EXPENSES
   Interest                                       (144)            69
                                              --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES         2,218          1,532

PROVISION FOR INCOME TAXES                         839            633
                                              --------       --------

NET INCOME                                       1,379            899

ACCRETION AND ACCRUAL OF DIVIDENDS ON
   MANDATORILY REDEEMABLE PREFERRED
   STOCK                                          --           (1,634)
                                              --------       --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                           1,379           (735)

   Foreign currency translation                    (22)            16
   adjustments
                                              --------       --------

COMPREHENSIVE INCOME ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                        $  1,357       $   (719)
                                              ========       ========

NET INCOME PER COMMON SHARE
   (PRO FORMA FOR 1997)
   Basic                                      $    .18       $    .17
                                              ========       ========
   Diluted                                    $    .17       $    .16
                                              ========       ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (PRO FORMA FOR 1997)
   Basic                                         7,706          5,364
                                              ========       ========
   Diluted                                       8,034          5,633
                                              ========       ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       1998          1997
                                                     --------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 1,379       $   899
   Adjustments to reconcile net income to
   net cash (used in)
     provided by operating activities--
     Depreciation and amortization                      1,187           696
     Accretion of mandatorily redeemable
     Class C common stock charged to
     interest expense                                    --              11
     Compensation due to sale of stock                   --              65
   Changes in operating assets and liabilities--
     Decrease (increase) in assets--
       Trade accounts receivable, net                  (2,829)        1,396
       Other current assets                              (917)         (833)
       Deposits                                           (59)           (4)
     Increase (decrease) in liabilities--
       Accounts payable and accrued                    (2,190)          599
       liabilities
       Deferred revenue                                   270          (544)
       Other liabilities                                   28           (43)
                                                      -------       -------
       Net cash (used in) provided by
       operating activities                            (3,131)        2,242
                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (598)         (113)
   Decrease in restricted cash                          1,574          --
   Computer software development costs                   (974)         (480)
   Acquisition of net assets of JALAN, Inc.            (1,723)         --
                                                      -------       -------
       Net cash used in investing activities           (1,721)         (593)
                                                      -------       -------


              The accompanying notes are an integral part of these
                            consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS) (CONTINUED)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1998           1997
                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common              312          --
   stock
   Net repayment under line of credit               --          (1,541)
   Repayments under obligations of capital          --              (9)
   leases
                                                --------       -------
       Net cash provided by (used in)                312        (1,550)
       financing activities
                                                --------       -------
Effect of foreign currency exchange rate
changes on cash and cash equivalents                 (22)           16
                                                --------       -------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                    (4,562)          115

CASH AND CASH EQUIVALENTS, beginning of
period                                            18,466           740
                                                ========       =======
CASH AND CASH EQUIVALENTS, end of period        $ 13,904       $   855
                                                ========       =======

SUPPLEMENTAL SCHEDULES OF CASH FLOW
   INFORMATION:
   Cash paid for interest                       $      1       $    69
   Cash paid for income taxes                        666           316



              The accompanying notes are an integral part of these
                            consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The condensed consolidated financial statements included herein have been prepared by H.T.E., Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657) filed with the Securities and Exchange Commission.

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

1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 2,500,000 shares of common stock sold, 1,950,000 were sold by H.T.E., Inc. and 550,000 were sold by certain selling shareholders. The Company sold the 1,950,000 shares of common stock for $19,056 net of issuance costs of $2,394. In July, the underwriters exercised their option to purchase 375,000 additional shares of common stock to cover over-allotments. The Company received $3,564 from the transaction, net of additional issuance costs of $561.

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

                          H.T.E., INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


3.   EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                                        1998        1997
                                                       -------    -------
     Basic weighted-average shares outstanding          7,706      5,364
        (pro forma for 1997)
     Common shares applicable to stock options
        using the treasury stock method                   328        269
                                                      --------   --------
     Diluted weighted average shares outstanding        8,034      5,633
        (pro forma for 1997)                          ========   ========

The pro forma basic and diluted weighted-average shares outstanding for the three months ended March 31, 1997, assume the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into Class A common stock as of the date such stock was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

For the three months ended March 31, 1997, pro forma net income per common share is determined by dividing net income, as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the pro forma weighted-average number of shares outstanding during the period.

All share and per share information in the financial statements have been adjusted to give effect to the 53-to-1 common stock split and par value restatement which became effective concurrent with the effectiveness of the registration statement.

4.  BUSINESS COMBINATIONS

During the year ended December 31, 1997, the Company created Kb Systems as a wholly owned subsidiary. In December 1997, Kb Systems purchased the net assets of Kb Systems, Inc. for $400 in cash. The assets purchased consisted principally of purchased software and other intangible assets. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Kb Systems, Inc., for a period of five years. The Company was granted offset rights against royalty payments due under this agreement. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

In January 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. The assets purchased consisted of equipment, furniture and fixtures and purchased software. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a consulting agreement with the former owners of JALAN, Inc. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


4.  BUSINESS COMBINATIONS (CONTINUED)

Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each period presented, are as follows (unaudited):

                                                THREE MONTHS ENDED MARCH 31,
                                                   1998             1997
                                                -----------     ------------
              Revenues                           $17,787         $13,523
              Net income                           1,379           1,630
              Basic earnings per share           $  0.18         $  0.30
              Diluted earnings per share         $  0.17         $  0.29

5.   EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan on July 23, 1997, subject to shareholder approval at the 1998 annual meeting. The plan is effective as of September 1, 1997 and is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Two hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The plan qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the income statement.

6.   COMPREHENSIVE INCOME

In June 1997. the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of certain items previously shown only in the equity section of the balance sheet as a component of net income and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the quarter ended March 31, 1998.

7.  SUBSEQUENT EVENT

In April 1998, the Company consummated an acquisition of Phoenix Systems, LLC (Phoenix). Phoenix provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). In connection with this acquisition, the Company issued 136,018 shares of common stock valued at $3,000. The acquisition will be accounted for as a pooling of interests.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

ITEM 2

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 1998 and March 31, 1997," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and succesfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in economic and regulatory conditions generally and in the Company's public sector customers specifically, demand for the Company's products and changes in the competitive environment. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the S.E.C. from time to time, including the Company's annual report on Form 10-K for the year ended December 31, 1997 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                            THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               1998           1997
                                           -------------  -------------
                                           (UNAUDITED)    (UNAUDITED)

REVENUES:
   Software licenses                          42.3           48.8
   Professional services                      18.1           14.8
   Hardware                                   14.7           13.5
   Maintenance and other                      22.9           22.9
   Resource management                         2.0            -
                                           -------         ------
     Total revenues                          100.0          100.0

EXPENSES:
   Cost of software licenses                   7.1            7.1
   Cost of professional services              11.0            9.5
   Cost of hardware                           10.9           11.5
   Cost of maintenance and other              10.6           10.6
   Cost of resource management                 1.4            -
   Research and development                   12.4           11.7
   Sales and marketing                        19.2           18.0
   General and administrative                 15.7           18.2
                                           -------          -----
     Total operating expenses                 88.3           86.6
                                           -------          -----

Income from operations                        11.7           13.4
Other (income) expenses:
   Interest                                   (0.8)           0.6
                                           -------          -----
Income before provision for
   income taxes                               12.5           12.8
                                           -------          -----
Provision for income
   Taxes                                       4.7            5.3
                                           -------          -----
Net income                                     7.8            7.5
                                           =======          =====

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1998


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

   REVENUES The Company's total revenues were $17,787 for the three months ended March 31, 1998, compared to $11,947 for the three months ended March 31, 1997, an increase of $5,840 or 48.9%. Revenues from software licenses were $7,530 for the three months ended March 31, 1998, compared to $5,830 for the period ended March 31, 1997, an increase of $1,700 or 29.2%, as a result of an increased number of applications available for sale and an increased investment in sales and marketing. Revenues from professional services were $3,211 for the three months ended March 31, 1998, compared to $1,767 for the three months ended March 31, 1997 an increase of $1,444 or 81.7%, directly related to new software licenses and the Company's increased number of service offerings. Hardware revenues were $2,613 for the three months ended March 31, 1998, compared to $1,620 for the three months ended March 31, 1997, an increase of $993 or 61.3%, as the Company expanded its third-party re-marketing sales through IBM. Revenues from maintenance and other were $4,072 for the three months ended March 31, 1998, compared to $2,730 for the three months ended March 31, 1997, an increase of $1,342 or 49.2%. This change was a result of maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. Revenues from resource management were $361 for the three months ended March 31, 1998. There were no comparable revenues for the three months ended March 31, 1997 as this division began operations in the fourth quarter of 1997.

   COST OF REVENUES Cost of software licenses, which include third-party royalties and amortization of computer software development costs, was $1,258 for the three months ended March 31, 1998, compared to $855 for the three months ended March 31, 1997, an increase of $403 or 47.1%, as a result of increased number of third party software licenses, specifically module enhancements such as report writers and imaging products. Cost of professional services, which consists primarily of personnel costs and other costs related to the services business, was $1,964 for the three months ended March 31, 1998, compared to $1,131 for the three months ended March 31, 1997, an increase of $833 or 73.7%. This was directly related to increased professional service revenues and expanded offerings of full service professional services. Cost of hardware, which consists primarily of costs payable to vendors for hardware, was $1,942 for the three months ended March 31, 1998, compared to $1,381 for the three months ended March 31, 1997, an increase of $561 or 40.6%, which is related to the increased hardware sales and the mix of equipment sold. Cost of maintenance and other for the three months ended March 31, 1998, was $1,888 compared to $1,265 for the three months ended March 31, 1997, an increase of $623 or 49.2%. This was due to investment in new customer support processes and increased personnel to enhance products and support additional clients installed. Cost of resource management was $241 for the three months ended March 31, 1998. There were no comparable costs for the three months ended March 31, 1997, as this division began operations in the fourth quarter of 1997.

   RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses were $2,208 for the three months ended March 31, 1998, compared to $1,392 for the three months ended March 31, 1997, an increase of $816 or 58.6%. This was due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

   SALES AND MARKETING EXPENSES Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $3,413 for the three months ended March 31, 1998, compared to $2,152 for the three months ended March 31, 1997, an increase of $1,261 or 58.6%. This increase was attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1998


   GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were $2,799 for the three months ended March 31, 1998 compared to $2,170 for the three months ended March 31, 1997, an increase of $629 or 29.0%. This increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth.

The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has achieved its highest income in the fiscal quarter ended March 31 due to the Company's sales practices. In 1996, the Company implemented a new sales and marketing program and to conform to industry standards, changed its fiscal year end to December 31 which the Company believes will moderate such fluctuations. Based on this change in sales practices combined with the change in fiscal year end, the Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company's operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $3,131 in the three months ended March 31, 1998, compared to cash provided of $2,242 in the comparable 1997 period. The decrease in cash provided by operating activities is primarily due to an increase in accounts receivable, resulting primarily from growth in both the size and volume of contracts in 1998. In addition, accounts payable decreased due to the implementation of faster processing procedures.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $1,721 and $593 during the three months ended March 31, 1998 and 1997, respectively. The Company acquired JALAN, Inc. in January 1998. Additionally, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. The Company also made significant investments in upgrading internal systems.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1998


Net cash provided by financing activities was $312 in the three months ended March 31, 1998, compared to a use of cash of $1,550 in the comparable 1997 period. The 1998 period reflects net proceeds from the Employee Stock Purchase Plan. Cash used in financing activities for the three months ended March 31, 1997, related primarily to the repayment of a line of credit.

The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. In December 1997, the Company purchased the net assets of Kb Systems, Inc. for $400. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems LLC via a pooling of interests by issuing 136,018 shares of common stock valued at $3,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 1998, the Company continued to use the net proceeds of the initial public offering for working capital purposes and acquisitions which totaled $3,131 and $1,721 respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In January 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998 the Company acquired Phoenix Systems, LLC of Southbury, CT in exchange for newly issued shares of the Company's common stock valued at $3,000.

The Company's common stock is listed on the NASDAQ National Market under the symbol "HTEI." Trading in the stock began on June 11, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

      NUMBER     NAME

      27.0       Financial Data Schedule (submitted only in electronic format)

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by H.T.E., Inc. during the quarter ended March 31, 1998.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             H.T.E., INC.

Date:  May 13, 1998

                                             /s/   DENNIS J. HARWARD
                                             ------------------------
                                             Dennis J. Harward
                                             CHAIRMAN OF THE BOARD OF DIRECTORS,
                                             PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER AND DIRECTOR
                                             (PRINCIPAL EXECUTIVE OFFICER)

                                             /s/   L.A. GORNTO, JR.
                                             -------------------------
                                             L.A. Gornto, Jr.
                                             EXECUTIVE VICE PRESIDENT, SECRETARY
                                             AND GENERAL COUNSEL

                                             /s/   SUSAN D. FALOTICO
                                             -------------------------
                                             Susan D. Falotico
                                             VICE PRESIDENT, TREASURER AND CHIEF
                                             FINANCIAL OFFICER (PRINCIPAL
                                             FINANCIAL OFFICER)

                                  EXHIBIT INDEX

     NUMBER     NAME
     ------     ----
     27.0       Financial Data Schedule (submitted only in
                electronic format)