Form 10-Q
period 1998-06-30
HTE INC
filed 1998-08-07
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

-- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ______________

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

                           Yes     X          No
                                --------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  OUTSTANDING AS OF JULY 31, 1998
         -----                                  -------------------------------
    Common stock
Par value $.01 per share                                   16,876,254

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                JUNE 30,          DECEMBER 31,
                                                                  1998                1997
                                                             ---------------    --------------
   ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                             $      10,892      $      18,634
       Restricted cash                                                   -              1,574
       Trade accounts receivable, net                               31,257             22,822
       Deferred income taxes                                           755                751
       Other current assets                                          2,662              1,405
                                                             -------------      -------------
             Total current assets                                   45,566             45,186
                                                             -------------      -------------

   COMPUTER EQUIPMENT, FURNITURE AND
       FIXTURES, net                                                 3,876              3,257
                                                             -------------      -------------

   OTHER ASSETS
       Computer software development costs, net                      5,211              4,297
       Other intangible assets                                       2,658              1,271
       Deposits                                                        262                197
                                                             -------------      -------------
                                                                     8,131              5,765
                                                             -------------      -------------
          Total assets                                       $      57,573      $      54,208
                                                             =============      =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
       Accounts payable                                      $       3,469      $       3,134
       Accrued liabilities                                           4,103              5,235
       Deferred revenue                                             14,588             12,430
                                                             -------------      -------------
             Total current liabilities                              22,160             20,799
                                                             -------------      -------------

   LONG-TERM LIABILITIES
       Deferred income taxes                                         2,070              1,731
       Due to stockholders                                               -              1,213
       Other long-term liabilities                                     227                173
                                                             -------------      -------------
             Total long-term liabilities                             2,297              3,117
                                                             -------------      -------------


   STOCKHOLDERS' EQUITY
       Common stock                                                    168                165
       Additional paid-in capital                                   28,309             27,999
       Retained earnings                                             4,672              2,122
       Cumulative translation adjustment                               (33)                 6
                                                             -------------      -------------
             Total stockholders' equity                             33,116             30,292
                                                             -------------      -------------
          Total liabilities and stockholders' equity         $      57,573      $      54,208
                                                             =============      =============


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------      -------------------------
                                                             1998             1997            1998            1997
                                                          ----------       ----------      ----------       --------

CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES
     Software licenses                                    $   11,242       $    5,286      $  19,801        $ 12,049
     Professional services                                     5,141            3,898          9,454           7,498
     Hardware                                                  2,864            2,781          5,477           4,640
     Maintenance and other                                     4,268            3,108          8,362           5,997
     Resource management                                         362                -            723               -
                                                          ----------       ----------      ---------        --------
        Total revenues                                        23,877           15,073         43,817          30,184
                                                          ----------       ----------      ---------        --------
EXPENSES
     Cost of software licenses                                 1,707            1,306          3,016           2,207
     Cost of professional services                             2,980            2,267          5,546           4,159
     Cost of hardware                                          2,432            1,979          4,378           3,570
     Cost of maintenance and other                             2,399            1,434          4,400           2,877
     Cost of resource management                                 226                -            467               -
     Research and development                                  3,337            2,066          6,226           4,064
     Sales and marketing                                       4,684            2,735          8,322           5,133
     General and administrative                                3,501            2,534          6,826           5,188
     Acquisition related                                         237                -            237               -
     Provision for relocation of offices                           -              300              -             300
                                                          ----------       ----------      ---------        --------
        Total operating expenses                              21,503           14,621         39,418          27,498
                                                          ----------       ----------      ---------        --------
OPERATING INCOME                                               2,374              452          4,399           2,686
OTHER INCOME (EXPENSES)
     Interest                                                    111              (57)           255            (126)
                                                          ----------       ----------      ---------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES                       2,485              395          4,654           2,560
TAXES
    Deferred tax provision related to acquisitions               339                -            339               -
    Provision for income taxes                                   967              170          1,806             803
                                                          ----------       ----------      ---------        --------
NET INCOME                                                     1,179              225          2,509           1,757
ACCRETION AND ACCRUAL OF DIVIDENDS ON
    MANDATORILY REDEEMABLE PREFERRED STOCK                         -              326              -          (1,308)
                                                          ----------       ----------      ---------        --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                 1,179              551          2,509             449
    Foreign currency translation adjustments                     (17)              10            (39)             21
                                                          ----------       ----------      ---------        --------
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                          $    1,162       $      561      $   2,470        $    470
                                                          ==========       ==========      =========        ========
PRO FORMA INCOME DATA:
INCOME BEFORE PROVISION FOR INCOME TAXES                       2,485              395          4,654           2,560
PRO FORMA PROVISION FOR INCOME TAXES                             937              128          1,756           1,005
                                                          ----------       ----------      ---------        --------
PRO FORMA NET INCOME                                      $    1,548       $      267      $   2,898        $  1,555
                                                          ==========       ==========      =========        ========
PER SHARE DATA:
NET INCOME PER COMMON SHARE
    (PRO FORMA FOR 1997)
     Basic                                                $     0.07       $     0.02      $    0.15        $   0.14
                                                          ==========       ==========      =========        ========
     Diluted                                              $     0.07       $     0.02      $    0.14            0.14
                                                          ==========       ==========      =========        ========
PRO FORMA NET INCOME PER SHARE, AS
     ADJUSTED FOR PRO FORMA PROVISION FOR
     INCOME TAXES
     Basic                                                $     0.09       $     0.02      $    0.17        $   0.13
                                                          ==========       ==========      =========        ========
     Diluted                                              $     0.09       $     0.02      $    0.17        $   0.13
                                                          ==========       ==========      =========        ========

 The accompanying notes are an integral part of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -----------------------------
                                                                               1998                1997
                                                                            ----------          ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                        $    2,509          $   1,757
          Adjustments to reconcile net income to net cash (used in)
             provided by operating activities--
          Depreciation and amortization                                          2,430              1,592
          Accretion of mandatorily redeemable Class C common stock
             charged to interest expense                                             -                 19
          Compensation due to sale of stock                                          -                 65
          Deferred income taxes                                                    335                (38)
          Changes in operating assets and liabilities--
             Decrease (increase) in assets--
                Trade accounts receivable, net                                  (8,296)            (1,036)
                Other current assets                                            (1,257)              (952)
                Deposits                                                           (65)              (114)
             Increase (decrease) in liabilities--
                Accounts payable and accrued liabilities                          (797)              (957)
                Deferred revenue                                                 1,902              1,763
                Other liabilities                                                   54                 20
                                                                            ----------          ---------
                    Net cash (used in) provided by operating activities         (3,185)             2,119
                                                                            ----------          ---------
      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                  (1,194)              (302)
          Decrease in restricted cash                                            1,574                  -
          Computer software development cost                                    (2,205)            (1,091)
          Cash paid for acquisitions                                            (1,792)                 -
                                                                            ----------          ---------
             Net cash used in investing activities                              (3,617)            (1,393)
                                                                            ----------          ---------


                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS) (CONTINUED)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              -------------------------
                                                                                 1998            1997
                                                                              ----------      ---------
      CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                 312        19,056
          Net repayment under line of credit                                           -        (2,306)
          Payment of dividends on preferred stock                                      -          (624)
          Repayments under obligations of capital leases                               -           (17)
          Change in due to stockholders                                           (1,213)         (329)
                                                                              ----------      --------
            Net cash (used in) provided by financing activities                     (901)       15,780
                                                                              ----------      --------

      Effect of foreign currency exchange rate changes on cash and
          cash equivalents                                                           (39)           21
                                                                              ----------      --------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                  (7,742)       16,527

      CASH AND CASH EQUIVALENTS, beginning of period                              18,634         1,038
                                                                              ----------      --------
      CASH AND CASH EQUIVALENTS, end of period                                 $  10,892      $ 17,565
                                                                              ==========      ========

      SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
          Cash paid for interest                                               $       5      $    116
          Cash paid for income taxes                                               2,661         1,129




              The accompanying notes are an integral part of these
                           consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657) filed with the Securities and Exchange Commission.

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly owned subsidiaries, HTE Public Safety Illinois, Inc. (PSI), a Florida corporation, HTE-Software Management, Inc.
(SMI), a Florida corporation, HTE-Programmed For Success, Inc. (PFS), a Florida corporation, Bellamy Software Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation and HTE-UCS, Inc. (UCS), a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material. On June 1, 1998, the Company, through its wholly-owned subsidiary HTE-UCS, Inc., purchased privately held UCS, Inc., in exchange for 1,120,000 shares of the Company's common stock valued at approximately $15 million as of the April 1998 agreement valuation date. UCS, Inc. is a mobile work force automation provider of field-based reporting software. The acquisition has been accounted for as a pooling of interests. Therefore, the accompanying consolidated financial statements include the results of operations of UCS, Inc. for all periods presented.

1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION

On June 16, 1997, the Company successfully completed its initial public offering of common stock. Of the 5,000,000 shares of common stock sold, 3,900,000 were sold by HTE and 1,100,000 were sold by certain selling shareholders. The Company sold the 3,900,000 shares of common stock for $19,056 net of issuance costs of $2,394. In July, the underwriters exercised their option to purchase 750,000 additional shares of common stock to cover over-allotments. The Company received $3,564 from the transaction, net of additional issuance costs of $561.

Concurrent with the effectiveness of the Company's registration statement on Form S-1, the Company completed a recapitalization pursuant to which all outstanding shares of mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock and Class A common stock were split 53-for-one and exchanged simultaneously on a two-for-one basis for shares of the Company's newly authorized common stock. As part of the recapitalization, the Company paid $624 in accrued dividends on the mandatorily redeemable preferred stock. The mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock, Class A common stock and Class B common stock were then canceled, retired and eliminated from the shares the Company is authorized to issue.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION (CONTINUED)

Effective June 18, 1998, the Company effected a two-for-one stock split which has been applied retroactively in the accompanying consolidated financial statements. In connection with the stock split, the Company also increased the number of authorized shares of common stock to 50 million.

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

3.   EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
                                                                 -------------------         -------------------
                                                                  1998         1997           1998         1997
                                                                 ------       ------         ------       ------
        Basic weighted-average shares outstanding
             (pro forma for 1997)                                16,816       12,594         16,675       12,211
        Common shares applicable to stock options
             using the treasury stock method                        855          220            748          192
                                                                 ------       ------         ------       ------
        Diluted weighted average shares outstanding
             (pro forma for 1997)                                17,671       12,814         17,423       12,403
                                                                 ======       ======         ======       ======


The pro forma basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 1997, assume the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into Class A common stock as of the date such stock was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

For the three and six months ended June 30, 1997, pro forma net income per common share is determined by dividing net income, as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the pro forma weighted-average number of shares outstanding during the period. Pro forma net income per common share, as adjusted for pro forma provision for income taxes, is determined by dividing pro forma net income determined above, as further adjusted for the effects of the pro forma provision for income taxes, by the pro forma weighted-average number of shares outstanding during the period.

All share and per share information in the consolidated financial statements have been adjusted to give effect to the 53-for-one stock split and par value restatement (related to the Company's mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock and Class A common stock), which was effective on June 10, 1997. Additionally, the share and per share information in the consolidated financial statements have been further adjusted to give effect to the two-for-one common stock split which was effective on June 18, 1998.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


4.    BUSINESS COMBINATIONS

PURCHASES

During the year ended December 31, 1997, the Company created HTE-Kb Systems, Inc. (Kb Systems) as a wholly owned subsidiary. In December 1997, Kb Systems purchased the net assets of Kb Systems, Inc. for $400 in cash. The assets purchased consisted principally of purchased software and other intangible assets. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Kb Systems, Inc. for a period of five years. The Company was granted offset rights against royalty payments due under this agreement. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

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

Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each period presented, are as follows (unaudited):


                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                    June 30,
                                                                ---------------------       ---------------------
                                                                  1998         1997           1998         1997
                                                                --------     --------       --------     --------
             Revenues                                           $ 23,877     $ 15,919       $ 43,817     $ 32,606
             Net income                                            1,179           78          2,509        2,341
             Basic earnings per share                           $   0.07     $   0.01       $   0.15     $   0.19
             Diluted earnings per share                         $   0.07     $   0.01       $   0.14     $   0.19

POOLING-OF-INTERESTS

On April 1, 1998, the Company purchased privately held Phoenix Systems, LLC (Phoenix), in exchange for 272,036 shares of the Company's common stock valued at approximately $3 million on or about the closing date. Phoenix provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). The acquisition was accounted for as a pooling-of-interests, although the Company did not restate the results of prior periods due to the financial immateriality of Phoenix's historical operations.

In connection with the acquisitions of UCS, Inc. (described in Note 1) and Phoenix, the Company recorded a non-recurring deferred income tax charge of $339 during the three months ended June 30, 1998. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


5.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of certain items previously shown only in the equity section of the balance sheet as a component of net income and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the quarter ended March 31, 1998.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 1998 and June 30, 1997," "Comparison of Six Months Ended June 30, 1998 and June 30, 1997," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------      -------------------------
                                                             1998             1997            1998            1997
                                                          ----------       ----------      ----------       ---------

REVENUES
     Software licenses                                         47.1%            35.1%           45.2%           39.9%
     Professional services                                     21.5             25.9            21.6            24.8
     Hardware                                                  12.0             18.4            12.5            15.4
     Maintenance and other                                     17.9             20.6            19.1            19.9
     Resource management                                        1.5              0.0             1.6             0.0
                                                          ---------        ---------       ---------        --------
        Total revenues                                        100.0            100.0           100.0           100.0
                                                          ---------        ---------       ---------        --------

EXPENSES
     Cost of software licenses                                  7.2              8.7             6.9             7.3
     Cost of professional services                             12.5             15.0            12.7            13.8
     Cost of hardware                                          10.2             13.1            10.0            11.8
     Cost of maintenance and other                             10.0              9.5            10.0             9.5
     Cost of resource management                                0.9              0.0             1.1             0.0
     Research and development                                  14.0             13.7            14.2            13.5
     Sales and marketing                                       19.6             18.2            19.0            17.0
     General and administrative                                14.7             16.8            15.6            17.2
     Acquisition related                                        1.0              0.0             0.5             0.0
     Provision for relocation of offices                        0.0              2.0             0.0             1.0
                                                          ---------        ---------       ---------        --------
        Total operating expenses                               90.1             97.0            90.0            91.1
                                                          ---------        ---------       ---------        --------
INCOME FROM OPERATIONS                                          9.9              3.0            10.0             8.9
OTHER INCOME (EXPENSES)
     Interest                                                   0.5             (0.4)            0.6            (0.4)
                                                          ---------        ---------       ---------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES
                                                               10.4              2.6            10.6             8.5
TAXES
    Deferred tax provision related to acquisitions              1.4                -             0.8               -
    Provision for income taxes                                  4.0              1.1             4.1             2.7
                                                          ---------        ---------       ---------        --------
NET INCOME                                                      5.0%             1.5%            5.7%            5.8%
                                                          =========        =========       =========        ========

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

Comparison of Three Months Ended June 30, 1998 and June 30, 1997 (Amounts in thousands)

   Revenues

   The Company's total revenues increased by 58.4% to $23,877 for the three months ended June 30, 1998, from $15,073 for the three months ended June 30, 1997.

   Software License Revenues. Revenues from software licenses increased 112.7% to $11,242 for the three months ended June 30, 1998, from $5,286 for the three months ended June 30, 1997. As a percentage of total revenue, software license revenue increased to 47.1% for the three months ended June 30, 1998, from 35.1% for the three months ended June 30, 1997. The dollar and percentage increases resulted primarily from an increased number of applications available for sale and an increased investment in sales and marketing.

   Professional Services Revenues. Revenues from professional services increased 31.9% to $5,141 for the three months ended June 30, 1998, from $3,898 for the three months ended June 30, 1997. As a percentage of total revenue, professional services revenue decreased to 21.5% for the three months ended June 30, 1998, from 25.9% for the three months ended June 30, 1997. The dollar increase in professional services was directly related to the growth in staff and related revenue stemming from the increase in license fees and service offerings. The decrease in professional services revenue as a percentage of total revenue was primarily due to changes in the mix of products, along with an increased backlog of services revenue associated with license fee bookings. The Company expects professional services revenue to increase as a percent of total revenue as implementation personnel are developed and deployed.

   Hardware Revenues. Hardware revenues increased 3.0% to $2,864 for the three months ended June 30, 1998, from $2,781 for the three months ended June 30, 1997. As a percentage of total revenue, hardware revenue decreased to 12.0% for the three months ended June 30, 1998, from 18.4% for the three months ended June 30, 1997. The dollar increase was primarily due to the increased number of license fee contracts executed. The decrease in hardware revenue as a percentage of total revenue was primarily due to software licenses growth exceeding hardware growth.

   Maintenance and Other Revenues. Revenues from maintenance and other increased 37.3% to $4,268 for the three months ended June 30, 1998, from $3,108 for the three months ended June 30, 1997. As a percentage of total revenue, maintenance and other revenue decreased to 17.9% for the three months ended June 30, 1998, from 20.6% for the three months ended June 30, 1997. The dollar increase was primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenue as a percentage of total revenue was primarily due to lag time between installation and sales, which is directly related to the increased backlog of services revenue associated with license fee bookings.

   Resource Management Revenues. Revenues from resource management were $362 or 1.5% of total revenue for the three months ended June 30, 1998. There were no comparable revenues for the three months ended June 30, 1997 as this division began operations in the fourth quarter of 1997.

   Cost of Revenues

   Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased by 30.7% to $1,707 for the three months ended June 30, 1998, compared to $1,306 for the three months ended June 30, 1997. As a percentage of software license revenue, cost of software licenses decreased to 15.2% for the three months ended June 30, 1998, from 24.7% for the three months ended June 30, 1997. The dollar increase resulted primarily from an increased number of third party and internal software licenses, specifically module enhancements such as report writers and imaging products. The decrease in the cost of software licenses as a percentage of software license revenue was primarily due to the mix of third party to internal HTE software licensed, as the growth of internal software licenses exceeded the growth of third party software licenses.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

   Cost of Professional Service Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 31.5% to $2,980 for the three months ended June 30, 1998, from $2,267 for the three months ended June 30, 1997. As a percentage of professional services revenue, cost of professional services decreased to 58.0% for the three months ended June 30, 1998, from 58.2% for the three months ended June 30, 1997. The dollar increase was directly related to increased professional service revenues and expanded offerings of full service professional services. The percentage remained relatively unchanged between periods.

   Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 22.9% to $2,432 for the three months ended June 30, 1998, from $1,979 for the three months ended June 30, 1997. As a percentage of hardware revenue, cost of hardware increased to 84.9% for the three months ended June 30, 1998, from 71.2% for the three months ended June 30, 1997. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenue was primarily due to the higher volume and smaller size of new contracts signed.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other consists primarily of 7 days a week, 24 hours a day telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 67.3% to 2,399 for the three months ended June 30, 1998, from $1,434 for the three months ended June 30, 1997. As a percentage of maintenance and other revenue, cost of maintenance and other increased to 56.2% for the three months ended June 30, 1998, from 46.1% for the three months ended June 30, 1997. The dollar and percentage increases were primarily due to investment in new customer support processes and increased personnel to enhance products and support additional clients installed.

   Cost of Resource Management Revenues. Cost of resource management was $226 or 62.4% of resource management revenue for the three months ended June 30, 1998. There were no comparable costs for the three months ended June 30, 1997, as this division began operations in the fourth quarter of 1997.

   Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 61.5% to $3,337 for the three months ended June 30, 1998, from $2,066 for the three months ended June 30, 1997. As a percentage of total revenue, research and development increased to 14.0% for the three months ended June 30, 1998, from 13.7% for the three months ended June 30, 1997. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 71.3% to $4,684 for the three months ended June 30, 1998, from $2,735 for the three months ended June 30, 1997. As a percentage of total revenue, sales and marketing increased to 19.6% for the three months ended June 30, 1998, from 18.2% for the three months ended June 30, 1997. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 38.2% to $3,501 for the three months ended June 30, 1998, from $2,534 for the three months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses decreased to 14.7% for the three months ended June 30, 1998, from 16.8% for the three months ended June 30, 1997. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to leveraging of existing resources.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

   Acquisition Expenses. Acquisition expenses include the non-recurring charges related to the acquisitions of Phoenix Systems, L.L.C. and UCS, Inc., which both occurred in the three months ended June 30, 1998. These expenses were $237 or 1.0% of total revenue for the three months ended June 30, 1998. There were no comparable expenses in the three months ended June 30, 1997.

   Provision for Relocation of Offices. Provision for relocation of offices includes the costs associated with closing two of the Company's Midwest regional offices and a West Coast regional office and moving its headquarters 20 miles north of its Orlando, Florida location to Lake Mary, Florida, which occurred in the three months ended June 30, 1997. As a result of the relocation, the Company incurred non-recurring expenses, including the costs of reimbursing certain employees for real estate transactions, moving expenses, severance and moving and dual building costs related to the change in headquarters location. The expenses were $300 or 2.0% of total revenue for the three months ended June 30, 1997. There were no comparable expenses in the three months ended June 30, 1998.

   Taxes. The Company's income taxes have been recorded on a quarterly basis based on the Company's anticipated annual tax rate. However, during the three months ended June 30, 1998, the Company recorded a non-recurring deferred income tax charge of $339 in connection with the acquisitions of UCS, Inc. and Phoenix Systems, L.L.C. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

Comparison of Six Months Ended June 30, 1998 and June 30, 1997 (Amounts in thousands)

   Revenues

   The Company's total revenues increased by 45.2% to $43,817 for the six months ended June 30, 1998, from $30,184 for the six months ended June 30, 1997.

   Software License Revenues. Revenues from software licenses increased 64.3% to $19,801 for the six months ended June 30, 1998, from $12,049 for the six months ended June 30, 1997. As a percentage of total revenue, software license revenue increased to 45.2% for the six months ended June 30, 1998, from 39.9% for the six months ended June 30, 1997. The dollar and percentage increases resulted primarily from an increased number of applications available for sale and an increased investment in sales and marketing.

   Professional Services Revenues. Revenues from professional services increased 26.1% to $9,454 for the six months ended June 30, 1998, from $7,498 for the six months ended June 30, 1997. As a percentage of total revenue, professional services revenue decreased to 21.6% for the six months ended June 30, 1998, from 24.8% for the six months ended June 30, 1997. The dollar increase in professional services was directly related to the growth in staff and related revenue stemming from the increase in license fees and service offerings. The decrease in professional services revenue as a percentage of total revenue was primarily due to changes in the mix of products, along with an increased backlog of services revenue associated with license fee bookings. The Company expects professional services revenue to increase as a percent of total revenue as implementation personnel are developed and deployed.

   Hardware Revenues. Hardware revenues increased 18.0% to $5,477 for the six months ended June 30, 1998, from $4,640 for the six months ended June 30, 1997. As a percentage of total revenue, hardware revenue decreased to 12.5% for the six months ended June 30, 1998, from 15.4% for the six months ended June 30, 1997. The dollar increase was primarily due to the increased number of license fee contracts executed. The decrease in hardware revenue as a percentage of total revenue was primarily due to software licenses growth exceeding hardware growth.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

   Maintenance and Other Revenues. Revenues from maintenance and other increased 39.4% to $8,362 for the six months ended June 30, 1998, from $5,997 for the six months ended June 30, 1997. As a percentage of total revenue, maintenance and other revenue decreased to 19.1% for the six months ended June 30, 1998, from 19.9% for the six months ended June 30, 1997. The dollar increase was primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenue as a percentage of total revenue was primarily due to lag time between installation and sales, which is directly related to the increased backlog of services revenue associated with license fee bookings.

   Resource Management Revenues. Revenues from resource management were $723 or 1.6% of total revenue for the six months ended June 30, 1998. There were no comparable revenues for the six months ended June 30, 1997 as this division began operations in the fourth quarter of 1997.

   Cost of Revenues

   Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased by 36.7% to $3,016 for the six months ended June 30, 1998, compared to $2,207 for the six months ended June 30, 1997. As a percentage of software license revenue, cost of software licenses decreased to 15.2% for the six months ended June 30, 1998, from 18.3% for the six months ended June 30, 1997. The dollar increase resulted primarily from an increased number of third party software licenses, specifically module enhancements such as report writers and imaging products. The decrease in the cost of software licenses as a percentage of software license revenue was primarily due to the mix of third party to internal HTE software licensed, as the growth of internal software licenses exceeded the growth of third party software licenses.

   Cost of Professional Service Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 33.3% to $5,546 for the six months ended June 30, 1998, from $4,159 for the six months ended June 30, 1997. As a percentage of professional services revenue, cost of professional services increased to 58.7% for the six months ended June 30, 1998, from 55.5% for the six months ended June 30, 1997. The dollar and percentage increases were directly related to increased professional service revenues and expanded offerings of full service professional services.

   Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 22.6% to $4,378 for the six months ended June 30, 1998, from $3,570 for the six months ended June 30, 1997. As a percentage of hardware revenue, cost of hardware increased to 79.9% for the six months ended June 30, 1998, from 76.9% for the six months ended June 30, 1997. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenue was primarily due to the higher volume and smaller size of new contracts signed.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other consists primarily of 7 days a week, 24 hours a day telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 52.9% to $4,400 for the six months ended June 30, 1998, from $2,877 for the six months ended June 30, 1997. As a percentage of maintenance and other revenue, cost of maintenance and other increased to 52.6% for the six months ended June 30, 1998, from 48.0% for the six months ended June 30, 1997. The dollar and percentage increases were primarily due to investment in new customer support processes and increased personnel to enhance products and support additional clients installed.

   Cost of Resource Management Revenues. Cost of resource management was $467 or 64.6% of resource management revenue for the six months ended June 30, 1998. There were no comparable costs for the six months ended June 30, 1997, as this division began operations in the fourth quarter of 1997.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

   Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 53.2% to $6,226 for the six months ended June 30, 1998, from $4,064 for the six months ended June 30, 1997. As a percentage of total revenue, research and development increased to 14.2% for the six months ended June 30, 1998, from 13.5% for the six months ended June 30, 1997. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 62.1% to $8,322 for the six months ended June 30, 1998, from $5,133 for the six months ended June 30, 1997. As a percentage of total revenue, sales and marketing increased to 19.0% for the six months ended June 30, 1998, from 17.0% for the six months ended June 30, 1997. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 31.6% to $6,826 for the six months ended June 30, 1998, from $5,188 for the six months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses decreased to 15.6% for the six months ended June 30, 1998, from 17.2% for the six months ended June 30, 1997. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to leveraging of existing resources.

   Acquisition Expenses. Acquisition expenses include the non-recurring charges related to the acquisitions of Phoenix Systems, L.L.C. and UCS, Inc., which both occurred in the six months ended June 30, 1998. These expenses were $237 or 0.5% of total revenue for the six months ended June 30, 1998. There were no comparable expenses in the six months ended June 30, 1997.

   Provision for Relocation of Offices. Provision for relocation of offices includes the costs associated with closing two of the Company's Midwest regional offices and a West Coast regional office and moving its headquarters 20 miles north of its Orlando, Florida location to Lake Mary, Florida, which occurred in the six months ended June 30, 1997. As a result of the relocation, the Company incurred non-recurring expenses, including the costs of reimbursing certain employees for real estate transactions, moving expenses, severance and moving and dual building costs related to the change in headquarters location. The expenses were $300 or 1.0% of total revenue for the six months ended June 30, 1997. There were no comparable expenses in the six months ended June 30, 1998.

   Taxes. The Company's income taxes have been recorded on a quarterly basis based on the Company's anticipated annual tax rate. However, during the six months ended June 30, 1998, the Company recorded a non-recurring deferred income tax charge of $339 in connection with the acquisitions of UCS, Inc. and Phoenix Systems, L.L.C. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has achieved its highest income in the fiscal quarter ended March 31 due to the Company's sales practices. In 1996, the Company implemented a new sales and marketing program and to conform to industry standards, changed its fiscal year end to December 31 which the Company believes will moderate such fluctuations. Because of these changes, the Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company's operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

YEAR 2000 COMPLIANCE

Risks Associated with the Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates, As a result, in less than two years, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. There are several aspects to the Year 2000 issues as follows:

Impact on Revenue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 20000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of software to replace non-year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such increase in demand will be realized. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

Year 2000 Compliance. The Company believes that the current versions of its products are Year 2000 compliant. The Company regularly runs regression tests on its software, including tests of the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Notwithstanding the fact that the Company regularly provides free software upgrades to its customers and the fact that these newer upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, noncompliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company anticipates that generally throughout the software industry substantial litigation may be brought against software vendors of noncompliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

Internal Systems. The Company has also reviewed its internal systems for Year 2000 compliance and is in the process of upgrading to Year 2000 compliant versions from third party software vendors, modifying certain systems, and planning to replace certain systems with new third party software, which the Company expects to complete prior to January 1, 2000. In addition to making its own systems Year 2000 ready, the Company has also begun to contact its key suppliers and vendors to determine the extent to which the systems of such suppliers and vendors are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company has appointed its Manager of Quality Assurance to oversee all activities associated with Year 2000 compliance issues. A standing committee meets on a monthly basis to review appropriate activities. Management does not believe that the cost to bring its software products and internal systems into Year 2000 compliance will have a material adverse effect on the Company's results of operations or financial condition. However, delays in upgrading some systems to Year 2000 compliance, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, vendors, and financial institutions could have material adverse consequences, including delays in the delivery or sale of products.

Expenses Related to Year 2000 Compliance. The Company has not incurred significant expense in becoming Year 2000 compliant as this has been achieved as a part of regular upgrades to its internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $3,185 in the six months ended June 30, 1998, compared to cash provided of $2,119 in the comparable 1997 period. The decrease in cash provided by operating activities is primarily due to an increase in accounts receivable partially offset by an increase in deferred revenue, resulting primarily from growth in both the size and volume of contracts in 1998. In addition, accounts payable decreased due to the implementation of faster processing procedures.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $3,617 and $1,393 during the six months ended June 30, 1998 and 1997, respectively. The Company acquired JALAN, Inc. in January 1998. Additionally, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. The Company also made significant investments in upgrading internal systems.

Net cash used in financing activities was $901 in the six months ended June 30, 1998, compared to cash provided of $15,780 during the six months ended June 30, 1997. The 1998 period reflects the payment of the due to stockholders on the books of UCS, Inc., partially offset by the proceeds from the sale of stock in conjunction with the employee stock purchase plan. The 1997 period reflects the net proceeds from the initial public offering, offset partially by the repayment of the line of credit and payment of dividends on the mandatorily redeemable preferred stock.

The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. In December 1997, the Company purchased the net assets of Kb Systems, Inc. for $400. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems, L.L.C. by issuing 272,036 shares of common stock valued at $3,000 on or about the closing date. On June 1, 1998, the Company acquired UCS, Inc. by issuing 1,120,000 shares of common stock valued at $15,000 as of the April 1998 agreement valuation date. Both the Phoenix Systems, L.L.C. and UCS, Inc. acquisitions were accounted for as pooling-of-interests.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
(a) On June 18, 1998 the Company effected a two-for-one stock split. In connection with the stock split, the Company amended its articles of incorporation increasing the number of authorized shares of common stock from 25 million to 50 million.

(b) Not applicable.

(c) On April 1, 1998, the Company purchased privately held Phoenix Systems, LLC (Phoenix) and issued 272,036 shares of the Company's restricted common stock to Phoenix's two shareholders, valued at approximately $3 million on or about the closing date. On June 1, 1998, the Company purchased privately held UCS, Inc.
(UCS) and issued 1,120,000 shares of the Company's common stock to UCS shareholders and optionees valued at approximately $15 million as of the April 1998 agreement valuation date. In each transaction, the shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") because the transaction did not involve a public offering, the sellers were given information about the Company and were afforded an opportunity to ask questions of the Company's management, the securities were acquired with investment intent and the certificates bear a legend accordingly.

(d) During the six months ended June 30, 1998, the Company continued to use the net proceeds of the initial public offering for working capital purposes and investments which totaled $3,185 and $3,617 respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

         Number         Name
      ------------      -------------------------------------------------------

           3.1          Articles of Amendment to Articles of Incorporation
          27.0          Financial Data Schedule (submitted only in electronic
                          format)



(B)  REPORTS ON FORM 8-K

     A current report on Form 8-K and amendment thereto were filed by H.T.E., Inc. on June 12, 1998 and June 24, 1998, respectively.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    H.T.E., INC.

Date:  August 5, 1998

                                    /s/   DENNIS J. HARWARD
                                    -------------------------------------------
                                    Dennis J. Harward
                                    CHAIRMAN OF THE BOARD OF DIRECTORS,
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                    AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)




                                    /s/   SUSAN D. FALOTICO
                                    -------------------------------------------
                                    Susan D. Falotico
                                    VICE PRESIDENT, TREASURER AND
                                    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                    OFFICER)

                                 EXHIBIT INDEX



         Number       Name
      ------------    ----------------------------------------------------------

           3.1        Articles of Amendment to Articles of Incorporation
          27.0        Financial Data Schedule (submitted only in electronic
                        format)