Form 10-Q/A
period 1998-06-30
HTE INC
filed 1998-11-13
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A-1



{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1998


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 13, 1998, the Company held its annual meeting of shareholders ("Annual Meeting").

(b) At the Annual Meeting, the shareholders elected Mr. Jack L. Harward and Mr. Raymond Ambrose as directors to hold office until the 2001 Annual Meeting or until their successors are duly elected and qualified. The other directors whose term of office continued after the meeting are Dennis J. Harward and Bernard B. Markey.

(c) The matters voted on at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows; the number of votes reported below does not give effect to the 2-for-1 stock split effective on June 18, 1998:

         1.       Election of Two Members to the Board of Directors:

                  Jack L. Harward     Votes For:                  5,667,263
                                                                --------------
                                      Votes Against:                      -
                                                                --------------
                                      Votes Withheld:                 6,864
                                                                --------------
                                      Abstentions:                        -
                                                                --------------
                                      Broker Non-Votes:                   -
                                                                --------------

                  Raymond Ambrose     Votes For:                  5,670,663
                                                                --------------
                                      Votes Against:                      -
                                                                --------------
                                      Votes Withheld:                 3,464
                                                                --------------
                                      Abstentions:                        -
                                                                --------------
                                      Broker Non-Votes:                   -
                                                                --------------

         2.       Ratification of 1997 Employee Stock Purchase Plan:

                  The shareholders ratified the Company's 1997 Employee Stock Purchase Plan, designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the "Plan"). 400,000 (post split) shares of the Company's common stock are reserved for issuance under the Plan and as of December 31, 1997, 40,120 (post split) shares had been purchased under the Plan.

                                    Votes For:                     5,659,283
                                                              ---------------
                                    Votes Against:                     6,714
                                                              ---------------
                                    Votes Withheld:                       -
                                                              ---------------
                                    Abstentions:                       8,130
                                                              ---------------
                                    Broker Non-Votes:                     -
                                                              ---------------

                  There was no other business brought before the Annual
                  Meeting.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         H.T.E., INC.

Date:  November 12, 1998

                                         /s/   DENNIS J. HARWARD
                                         -------------------------------------
                                         Dennis J. Harward
                                         CHAIRMAN OF THE BOARD OF DIRECTORS,
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR (PRINCIPAL EXECUTIVE
                                         OFFICER)


                                        /s/   SUSAN D. FALOTICO
                                        --------------------------------------
                                        Susan D. Falotico
                                        VICE PRESIDENT, TREASURER AND
                                        CHIEF FINANCIAL OFFICER (PRINCIPAL
                                        FINANCIAL OFFICER)