Form 10-Q
period 1998-09-30
HTE INC
filed 1998-11-13
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934
      For the transition period from ____________ to ______________

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

                            Yes    X         No
                                --------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        OUTSTANDING AS OF OCTOBER 30, 1998
              -----                        ----------------------------------
          Common stock
     Par value $.01 per share                         16,876,254

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1998               1997
                                                             ------------       ------------
                                                             (UNAUDITED)
   ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                             $      7,778       $     18,634
       Restricted cash                                                  -              1,574
       Trade accounts receivable, net                              38,323             22,822
       Deferred income taxes                                          755                751
       Other current assets                                         3,971              1,405
                                                             ------------       ------------
             Total current assets                                  50,827             45,186
                                                             ------------       ------------

   COMPUTER EQUIPMENT, FURNITURE AND
       FIXTURES, net                                                4,266              3,257
                                                             ------------       ------------

   OTHER ASSETS
       Computer software development costs, net                     6,331              4,297
       Other intangible assets                                      2,684              1,271
       Deposits                                                       303                197
                                                             ------------       ------------
                                                                    9,318              5,765
                                                             ------------       ------------
          Total assets                                       $     64,411       $     54,208
                                                             ============       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
       Accounts payable                                      $      2,069       $      3,134
       Accrued liabilities                                          4,902              5,235
       Deferred revenue                                            20,094             12,430
                                                             ------------       ------------
             Total current liabilities                             27,065             20,799
                                                             ------------       ------------

   LONG-TERM LIABILITIES
       Deferred income taxes                                        2,070              1,731
       Due to stockholders                                              -              1,213
       Other long-term liabilities                                    319                173
                                                             ------------       ------------
             Total long-term liabilities                            2,389              3,117
                                                             ------------       ------------


   STOCKHOLDERS' EQUITY
       Common stock                                                   168                165
       Additional paid-in capital                                  28,309             27,999
       Retained earnings                                            6,527              2,122
       Cumulative translation adjustment                              (47)                 6
                                                             ------------       ------------
             Total stockholders' equity                            34,957             30,292
                                                             ------------       ------------
          Total liabilities and stockholders' equity         $     64,411       $     54,208
                                                             ============       ============


   The accompanying notes are an integral part of these consolidated balance sheets.

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------    ---------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:                        1998           1997           1998             1997
REVENUES:                                                 -----------    ------------    ----------       ----------
     Software licenses                                    $    12,260    $      6,460    $   32,061       $   18,509
     Professional services                                      5,398           3,528        14,852           11,026
     Hardware                                                   4,256           2,406         9,733            7,046
     Maintenance and other                                      4,738           3,235        13,100            9,232
     Resource management                                          356               -         1,079                -
                                                          -----------    ------------    ----------       ----------
        Total revenues                                         27,008          15,629        70,825           45,813
                                                          -----------    ------------    ----------       ----------
EXPENSES:
     Cost of software licenses                                  2,428           1,651         5,444            3,858
     Cost of professional services                              3,199           2,055         8,745            6,214
     Cost of hardware                                           3,609           1,932         7,987            5,502
     Cost of maintenance and other                              2,543           1,402         6,943            4,279
     Cost of resource management                                  215               -           682                -
     Research and development                                   3,307           2,091         9,533            6,155
     Sales and marketing                                        5,012           2,800        13,334            7,933
     General and administrative                                 3,724           2,389        10,550            7,877
     Acquisition related                                            -               -           237                -
                                                          -----------    ------------    ----------       ----------
        Total operating expenses                               24,037          14,320        63,455           41,818
                                                          -----------    ------------    ----------       ----------
OPERATING INCOME                                                2,971           1,309         7,370            3,995

INTEREST INCOME, net                                               41             131           296                5
                                                          -----------    ------------    ----------       ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                        3,012           1,440         7,666            4,000

TAXES:

    Deferred tax provision related to acquisitions                  -               -           339                -
    Provision for income taxes                                  1,157             639         2,963            1,442
                                                          -----------    ------------    ----------       ----------
NET INCOME                                                      1,855             801         4,364            2,558

ACCRETION AND ACCRUAL OF DIVIDENDS ON MANDATORILY
    REDEEMABLE PREFERRED STOCK                                      -               -             -           (1,308)
                                                          -----------    ------------    ----------       ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                  1,855             801         4,364            1,250

     Foreign currency translation adjustments                     (13)             10           (52)               7
                                                          -----------    ------------    ----------       ----------

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS  $     1,842    $        811    $    4,312       $    1,257
                                                          ===========    ============    ==========       ==========

PRO FORMA INCOME DATA:
INCOME BEFORE PROVISION FOR INCOME TAXES                        3,012           1,440         7,666            4,000
PRO FORMA PROVISION FOR INCOME TAXES                            1,157             534         2,913            1,539
                                                          -----------    ------------    ----------       ----------
PRO FORMA NET INCOME                                      $     1,855    $        906    $    4,753       $    2,461
                                                          ===========    ============    ==========       ==========
PER SHARE DATA:

NET INCOME PER SHARE (PRO FORMA FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 1997)

     Basic                                                $      0.11     $      0.05    $     0.26       $     0.19
                                                          ===========     ===========    ==========       ==========
     Diluted                                              $      0.11     $      0.05    $     0.25       $     0.18
                                                          ===========     ===========    ==========       ==========

PRO FORMA NET INCOME PER SHARE, AS ADJUSTED FOR PRO
    FORMA PROVISION FOR INCOME TAXES

     Basic                                                $      0.11     $      0.06    $     0.28       $     0.18
                                                          ===========     ===========    ==========       ==========
     Diluted                                              $      0.11     $      0.05    $     0.27       $     0.18
                                                          ===========     ===========    ==========       ==========


 The accompanying notes are an integral part of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              --------------------------
                                                                                  1998           1997
                                                                              ----------     -----------

      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                          $    4,364     $     2,558
          Adjustments to reconcile net income to net cash (used in)
             provided by operating activities--
          Depreciation and amortization                                            3,419           2,468
          Accretion of mandatorily redeemable Class C common stock
             charged to interest expense                                               -              19
          Compensation due to sale of stock                                            -              65
          Deferred income taxes                                                      338             (83)
          Changes in operating assets and liabilities--
             Decrease (increase) in assets--
                Trade accounts receivable, net                                   (15,067)         (1,749)
                Other current assets                                              (2,713)           (864)
                Deposits                                                            (106)            (67)
             Increase (decrease) in liabilities--
                Accounts payable and accrued liabilities                          (1,398)         (1,358)
                Deferred revenue                                                   7,363           2,583
                Other liabilities                                                    146              57
                                                                              ----------      ----------
                    Net cash (used in) provided by operating activities           (3,654)          3,629
                                                                              ----------      ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures                                                    (1,826)         (1,007)
          Decrease in restricted cash                                              1,574               -
          Computer software development costs                                     (3,799)         (1,858)
          Cash paid for acquisitions                                              (2,197)              -
                                                                              ----------      ----------
             Net cash used in investing activities                                (6,248)         (2,865)
                                                                              ----------      ----------

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS) (CONTINUED)
                                  (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              ---------------------------
                                                                                  1998           1997
                                                                              -----------     -----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                 312         22,620
          Net repayment under line of credit                                           -         (2,306)
          Payment of dividends on preferred stock                                      -           (624)
          Repayments of notes payable to related parties                               -           (300)
          Repayments under obligations of capital leases                               -            (25)
          Change in due to stockholders                                           (1,213)            19
                                                                               ---------     ----------
            Net cash (used in) provided by financing activities                     (901)        19,384
                                                                               ---------     ----------
      Effect of foreign currency exchange rate changes on cash and
          cash equivalents                                                           (53)             7
                                                                               ---------     ----------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                 (10,856)        20,155

      CASH AND CASH EQUIVALENTS, beginning of period                              18,634          1,038
                                                                              ----------     ----------

      CASH AND CASH EQUIVALENTS, end of period                                $    7,778     $   21,193
                                                                              ==========     ==========

      SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
          Cash paid for interest                                              $       31     $      159
          Cash paid for income taxes                                               3,952          1,245








 The accompanying notes are an integral part of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657) and the Company's financial statements, and the notes thereto, included in the Company's Current Report filed on Form 8-K on August 19, 1998.

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly owned subsidiaries, Bellamy Software Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, L.L.C. (Phoenix), a Connecticut limited liability company, HTE-UCS, Inc. (UCS), a Florida corporation, and HTE-Vanguard Systems, Inc., a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material. On June 1, 1998, the Company, through its wholly-owned subsidiary HTE-UCS, Inc., purchased privately held UCS, Inc., in exchange for 1,120,000 shares of the Company's common stock valued at approximately $15 million as of the April 1998 agreement valuation date. UCS, Inc. is a mobile work force automation provider of field-based reporting software. The acquisition has been accounted for as a pooling of interests. Therefore, the accompanying consolidated financial statements include the results of operations of UCS, Inc. for all periods presented.

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


1.   INITIAL PUBLIC OFFERING AND RECAPITALIZATION (CONTINUED)

Effective June 18, 1998, the Company effected a two-for-one stock split, which has been applied retroactively in the accompanying consolidated financial statements. In connection with the stock split, the Company also increased the number of authorized shares of common stock to 50 million.

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

3.   EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1998          1997          1998          1997
                                                              --------     ---------      --------      --------
        Basic weighted-average shares outstanding
             (pro forma for nine months ended
             September 30, 1997)                                16,819         16,293        16,724       13,586

        Common shares applicable to stock options
             using the treasury stock method                       777            393           736          334
                                                              --------     ----------     ---------     ---------
        Diluted weighted average shares outstanding (pro
             forma for nine months ended September 30,
             1997)                                              17,596         16,686        17,460       13,920
                                                              ========     ==========     =========     =========


The pro forma basic and diluted weighted-average shares outstanding for the nine months ended September 30, 1997, assume the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into Class A common stock as of the date such stock was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

For the nine months ended September 30, 1997, pro forma net income per share is determined by dividing net income, as adjusted for the effects of the assumed conversion of the mandatorily redeemable Class C common stock as of the date it was first issued, by the pro forma weighted-average number of shares outstanding during the period. Pro forma net income per share, as adjusted for pro forma provision for income taxes, is determined by dividing pro forma net income determined above, as further adjusted for the effects of the pro forma provision for income taxes, by the pro forma weighted-average number of shares outstanding during the period.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

3.   EARNINGS PER SHARE (CONTINUED)

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


4.    BUSINESS COMBINATIONS

PURCHASES

During the year ended December 31, 1997, the Company created Kb Systems as a wholly owned subsidiary. In December 1997, Kb Systems purchased the net assets of Kb Systems, Inc. for $400 in cash. The assets purchased consisted principally of purchased software and other intangible assets. As part of the purchase, the Company also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Kb Systems, Inc. for a period of five years. The Company was granted offset rights against royalty payments due under this agreement. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

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

In August 1998, the Company created HTE-Vanguard Systems, Inc., a wholly owned subsidiary, which purchased the net assets of Vanguard Management and Information Systems, Inc. (Vanguard) for $400 in cash. The assets purchased consisted of accounts receivable, equipment, furniture and fixtures, purchased software and other intangible assets. As part of the purchase agreement, the Company also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Vanguard for approximately 5 years and was granted offset rights for royalties due under this agreement. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each period presented, are as follows (unaudited):


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,               September 30,
                                                ----------------------     ---------------------
                                                  1998          1997         1998         1997
                                                --------      --------     --------     --------
             Revenues                           $ 27,111      $ 16,312     $ 71,236     $ 49,074
             Net income                            1,897           586        4,531        2,863
             Basic earnings per share           $   0.11      $   0.04     $   0.27     $   0.21
             Diluted earnings per share         $   0.11      $   0.04     $   0.26     $   0.21

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


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

5.   SUBSEQUENT EVENTS

On October 15, 1998, the Company announced the termination of its planned underwritten offering. As a result, costs related to the offering of approximately $342, which have been capitalized as of September 30, 1998, will be charged to operations in the fourth quarter of 1998.

In October 1998, the Company signed an agreement with SunTrust Bank for a revolving line of credit of $15,000. This line of credit bears interest at LIBOR plus 1.7 percent and extends through June 30, 2000, at which time the entire unpaid principal balance and any accrued interest is payable in full. The line of credit is collateralized by the Company's assets, including , but not limited to, accounts receivable, general intangibles, inventory and equipment, and requires the Company to maintain certain financial ratios.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30, 1998 and September 30, 1997," "Comparison of Nine Months Ended September 30, 1998 and September 30, 1997," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ------------------------        ------------------------
                                                           1998           1997             1998           1997
                                                        ---------      ---------        ---------       --------
REVENUES
     Software licenses                                     45.4%          41.3%            45.3%          40.4%
     Professional services                                 20.0           22.6             21.0           24.1
     Hardware                                              15.8           15.4             13.7           15.4
     Maintenance and other                                 17.5           20.7             18.5           20.1
     Resource management                                    1.3              -              1.5              -
                                                        -------        -------          -------          -----
        Total revenues                                    100.0          100.0            100.0          100.0
                                                        -------        -------          -------          -----

EXPENSES
     Cost of software licenses                              9.0           10.6              7.7            8.4
     Cost of professional services                         11.8           13.1             12.3           13.6
     Cost of hardware                                      13.4           12.3             11.3           12.0
     Cost of maintenance and other                          9.4            9.0              9.8            9.4
     Cost of resource management                            0.8              -              1.0              -
     Research and development                              12.2           13.4             13.5           13.4
     Sales and marketing                                   18.6           17.9             18.8           17.3
     General and administrative                            13.8           15.3             14.9           17.2
     Acquisition related                                      -              -              0.3              -
                                                        -------        -------          -------          -----
        Total operating expenses                           89.0           91.6             89.6           91.3
                                                        -------        -------          -------          -----

OPERATING INCOME                                           11.0            8.4             10.4            8.7

INTEREST INCOME, net                                        0.2            0.8              0.4              -
                                                        -------        -------          -------          -----
INCOME BEFORE PROVISION FOR INCOME TAXES
                                                           11.2            9.2             10.8            8.7

TAXES
    Deferred tax provision related to acquisitions            -              -              0.5              -
    Provision for income taxes                              4.3            4.1              4.2            3.1
                                                        -------        -------          -------          -----
NET INCOME                                                  6.9%           5.1%             6.1%           5.6%
                                                        -------        -------          -------          -----

                         H.T.E., INC. AND SUBSIDIARIES


                               SEPTEMBER 30, 1998

Comparison of Three Months Ended September 30, 1998 and September 30, 1997 (Amounts in thousands)

   Revenues

   The Company's total revenues increased by 73% to $27,008 for the three months ended September 30, 1998, from $15,629 for the three months ended September 30, 1997.

   Software License Revenues. Revenues from software licenses increased 90% to $12,260 for the three months ended September 30, 1998, from $6,460 for the three months ended September 30, 1997. As a percentage of total revenues, software license revenues increased to 45.4% for the three months ended September 30, 1998, from 41.3% for the three months ended September 30, 1997. The dollar and percentage increases resulted primarily from an increased number of applications available for sale and an increased investment in sales and marketing.

   Professional Services Revenues. Revenues from professional services increased 53% to $5,398 for the three months ended September 30, 1998, from $3,528 for the three months ended September 30, 1997. As a percentage of total revenues, professional services revenues decreased to 20.0% for the three months ended September 30, 1998, from 22.6% for the three months ended September 30, 1997. The dollar increase in professional services was directly related to the growth in staff and related revenue stemming from the increase in license fees and service offerings. The decrease in professional services revenues as a percentage of total revenues was primarily due to changes in the mix of products, along with an increased backlog of services revenue associated with license fee bookings.

   Hardware Revenues. Hardware revenues increased 77% to $4,256 for the three months ended September 30, 1998, from $2,406 for the three months ended September 30, 1997. As a percentage of total revenues, hardware revenues increased to 15.8% for the three months ended September 30, 1998, from 15.4% for the three months ended September 30, 1997. The dollar and percentage increases were primarily due to a larger number of sales of software licenses to customers who required additional hardware.

   Maintenance and Other Revenues. Revenues from maintenance and other increased 46% to $4,738 for the three months ended September 30, 1998, from $3,235 for the three months ended September 30, 1997. As a percentage of total revenues, maintenance and other revenues decreased to 17.5% for the three months ended September 30, 1998, from 20.7% for the three months ended September 30, 1997. The dollar increase was primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenues as a percentage of total revenues was primarily due to the growth of software license revenues exceeding the growth of the maintenance backlog, which is recognized ratably over the maintenance term.

   Resource Management Revenues. Revenues from resource management were $356 or 1.3% of total revenue for the three months ended September 30, 1998. There were no comparable revenues for the three months ended September 30, 1997 as this division began operations in the fourth quarter of 1997.

   Cost of Revenues

   Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased by 47% to $2,428 for the three months ended September 30, 1998, compared to $1,651 for the three months ended September 30, 1997. As a percentage of software license revenues, cost of software licenses decreased to 19.8% for the three months ended September 30, 1998, from 25.6% for the three months ended September 30, 1997. The dollar increase resulted primarily from an increased number of third party software licenses, specifically module enhancements such as report writers and imaging products. The decrease in the cost of software licenses as a percentage of software license revenues was primarily due to the mix of third party to internal HTE software licensed, as the growth of internal software licenses exceeded the growth of third party software licenses.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

   Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 56% to $3,199 for the three months ended September 30, 1998, from $2,055 for the three months ended September 30, 1997. As a percentage of professional services revenues, cost of professional services increased to 59.3% for the three months ended September 30, 1998, from 58.2% for the three months ended September 30, 1997. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues was primarily due to lower utilization rates resulting from an increased number of non-billable consultants in training.

   Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 87% to $3,609 for the three months ended September 30, 1998, from $1,932 for the three months ended September 30, 1997. As a percentage of hardware revenues, cost of hardware increased to 84.8% for the three months ended September 30, 1998, from 80.3% for the three months ended September 30, 1997. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the higher volume and smaller size of new contracts signed.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other consists primarily of 7 days a week, 24 hours a day telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 81% to 2,543 for the three months ended September 30, 1998, from $1,402 for the three months ended September 30, 1997. As a percentage of maintenance and other revenues, cost of maintenance and other increased to 53.7% for the three months ended September 30, 1998, from 43.3% for the three months ended September 30, 1997. The dollar and percentage increases were primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base.

   Cost of Resource Management Revenues. Cost of resource management was $215 or 60.4% of resource management revenues for the three months ended September 30, 1998. There were no comparable costs for the three months ended September 30, 1997, as this division began operations in the fourth quarter of 1997.

   Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 58% to $3,307 for the three months ended September 30, 1998, from $2,091 for the three months ended September 30, 1997. As a percentage of total revenues, research and development decreased to 12.2% for the three months ended September 30, 1998, from 13.4% for the three months ended September 30, 1997. The dollar increase was primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms. The decrease in research and development expenses as a percentage of total revenues was primarily due to revenues growing at a faster rate than research and development expenditures.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 79% to $5,012 for the three months ended September 30, 1998, from $2,800 for the three months ended September 30, 1997. As a percentage of total revenues, sales and marketing increased to 18.6% for the three months ended September 30, 1998, from 17.9% for the three months ended September 30, 1997. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

   General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 56% to $3,724 for the three months ended September 30, 1998, from $2,389 for the three months ended September 30, 1997. As a percentage of total revenues, general and administrative expenses decreased to 13.8% for the three months ended September 30, 1998, from 15.3% for the three months ended September 30, 1997. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to leveraging of existing resources.

Comparison of Nine Months Ended September 30, 1998 and September 30, 1997 (Amounts in thousands)

   Revenues

   The Company's total revenues increased by 55% to $70,825 for the nine months ended September 30, 1998, from $45,813 for the nine months ended September 30, 1997.

   Software License Revenues. Revenues from software licenses increased 73% to $32,061 for the nine months ended September 30, 1998, from $18,509 for the nine months ended September 30, 1997. As a percentage of total revenues, software license revenues increased to 45.3% for the nine months ended September 30, 1998, from 40.4% for the nine months ended September 30, 1997. The dollar and percentage increases resulted primarily from an increased number of applications available for sale and an increased investment in sales and marketing.

   Professional Services Revenues. Revenues from professional services increased 35% to $14,852 for the nine months ended September 30, 1998, from $11,026 for the nine months ended September 30, 1997. As a percentage of total revenues, professional services revenues decreased to 21.0% for the nine months ended September 30, 1998, from 24.1% for the nine months ended September 30, 1997. The dollar increase in professional services was directly related to the growth in staff and related revenue stemming from the increase in license fees and service offerings. The decrease in professional services revenues as a percentage of total revenues was primarily due to changes in the mix of products, along with an increased backlog of services revenue associated with license fee bookings.

   Hardware Revenues. Hardware revenues increased 38% to $9,733 for the nine months ended September 30, 1998, from $7,046 for the nine months ended September 30, 1997. As a percentage of total revenues, hardware revenues decreased to 13.7% for the nine months ended September 30, 1998, from 15.4% for the nine months ended September 30, 1997. The dollar increase was primarily due to the increased number of license fee contracts executed that require the installation of hardware. The decrease in hardware revenue as a percentage of total revenue was primarily due to stronger growth in software license revenues.

   Maintenance and Other Revenues. Revenues from maintenance and other increased 42% to $13,100 for the nine months ended September 30, 1998, from $9,232 for the nine months ended September 30, 1997. As a percentage of total revenues, maintenance and other revenues decreased to 18.5% for the nine months ended September 30, 1998, from 20.1% for the nine months ended September 30, 1997. The dollar increase was primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenues as a percentage of total revenues was primarily due to the growth of software license revenues exceeding the growth of the maintenance backlog, which is recognized ratably over the maintenance term.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

   Resource Management Revenues. Revenues from resource management were $1,079 or 1.5% of total revenues for the nine months ended September 30, 1998. There were no comparable revenues for the nine months ended September 30, 1997 as this division began operations in the fourth quarter of 1997.

   Cost of Revenues

   Cost of Software License Revenues. Cost of software licenses increased by 41% to $5,444 for the nine months ended September 30, 1998, compared to $3,858 for the nine months ended September 30, 1997. As a percentage of software license revenues, cost of software licenses decreased to 17.0% for the nine months ended September 30, 1998, from 20.8% for the nine months ended September 30, 1997. The dollar increase resulted primarily from an increased number of third party software licenses, specifically module enhancements such as report writers and imaging products. The decrease in the cost of software licenses as a percentage of software license revenues was primarily due to the mix of third party to internal HTE software licensed, as the growth of internal software licenses exceeded the growth of third party software licenses.

   Cost of Professional Services Revenues. Cost of professional services increased 41% to $8,745 for the nine months ended September 30, 1998, from $6,214 for the nine months ended September 30, 1997. As a percentage of professional services revenues, cost of professional services increased to 58.9% for the nine months ended September 30, 1998, from 56.4% for the nine months ended September 30, 1997. The dollar increase was directly related to increased professional service revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues was primarily due to lower utilization rates resulting from an increased number of non-billable consultants in training.

   Cost of Hardware Revenues. Cost of hardware increased 45% to $7,987 for the nine months ended September 30, 1998, from $5,502 for the nine months ended September 30, 1997. As a percentage of hardware revenues, cost of hardware increased to 82.1% for the nine months ended September 30, 1998, from 78.1% for the nine months ended September 30, 1997. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenue was primarily due to the higher volume and smaller size of new contracts signed.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 62% to $6,943 for the nine months ended September 30, 1998, from $4,279 for the nine months ended September 30, 1997. As a percentage of maintenance and other revenues, cost of maintenance and other increased to 53.0% for the nine months ended September 30, 1998, from 46.3% for the nine months ended September 30, 1997. The dollar and percentage increases were primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base.

   Cost of Resource Management Revenues. Cost of resource management was $682 or 63.2% of resource management revenues for the nine months ended September 30, 1998. There were no comparable costs for the nine months ended September 30, 1997, as this division began operations in the fourth quarter of 1997.

   Research and Development Expenses. Research and development expenses increased 55% to $9,533 for the nine months ended September 30, 1998, from $6,155 for the nine months ended September 30, 1997. As a percentage of total revenues, research and development increased to 13.5% for the nine months ended September 30, 1998, from 13.4% for the nine months ended September 30, 1997. The dollar increase was primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms. The percentage remained relatively unchanged for the period.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

   Sales and Marketing Expenses. Sales and marketing expenses increased 68% to $13,334 for the nine months ended September 30, 1998, from $7,933 for the nine months ended September 30, 1997. As a percentage of total revenues, sales and marketing increased to 18.8% for the nine months ended September 30, 1998, from 17.3% for the nine months ended September 30, 1997. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

   General and Administrative Expenses. General and administrative expenses increased 34% to $10,550 for the nine months ended September 30, 1998, from $7,877 for the nine months ended September 30, 1997. As a percentage of total revenues, general and administrative expenses decreased to 14.9% for the nine months ended September 30, 1998, from 17.2% for the nine months ended September 30, 1997. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to leveraging of existing resources.

   Acquisition Expenses. Acquisition expenses include the non-recurring charges related to the acquisitions of Phoenix Systems, L.L.C. and UCS, Inc., which both occurred in the nine months ended September 30, 1998. These expenses were $237 or 0.3% of total revenues for the nine months ended September 30, 1998. There were no comparable expenses in the nine months ended September 30, 1997.

   Taxes. The Company's income taxes have been recorded on a quarterly basis based on the Company's anticipated annual tax rate. However, during the nine months ended September 30, 1998, the Company recorded a non-recurring deferred income tax charge of $339 in connection with the acquisitions of UCS, Inc. and Phoenix Systems, L.L.C. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has achieved its highest income in the fiscal quarter ended March 31. In 1997, the Company implemented a new sales and marketing program and, to conform to industry standards, changed its fiscal year end to December 31, which the Company believes will moderate such fluctuations. Because of these changes, the Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company's operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

   Impact on Revenue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such increase in demand will be realized. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

   Year 2000 Compliance. The Company believes that the current versions of its products are Year 2000 compliant. The Company regularly runs regression tests on its software, including tests of the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Notwithstanding the fact that the Company regularly provides free software upgrades to its customers and the fact that these newer upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, non-compliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company anticipates that generally throughout the software industry substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

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

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

Expenses Related to Year 2000 Compliance. The Company has not incurred significant expense in becoming Year 2000 compliant as this has been achieved as a part of regular upgrades to its internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $3,654 in the nine months ended September 30, 1998, compared to cash provided of $3,629 in the comparable 1997 period. The decrease in cash provided by operating activities is primarily due to an increase in accounts receivable partially offset by an increase in deferred revenue, resulting primarily from growth in both the size and volume of contracts in 1998.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $6,248 and $2,865 during the nine months ended September 30, 1998 and 1997, respectively. The Company acquired JALAN, Inc. and Vanguard Management and Information Systems, Inc. in 1998. Additionally, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. The Company also made significant investments in upgrading internal systems.

Net cash used in financing activities was $901 in the nine months ended September 30, 1998, compared to cash provided of $19,384 during the nine months ended September 30, 1997. The 1998 period reflects the payment of the amounts due to stockholders related to the UCS acquisition, partially offset by the proceeds from the sale of stock in conjunction with the Company's employee stock purchase plan. The 1997 period reflects the net proceeds from the initial public offering, offset partially by the repayment of the line of credit and payment of dividends on the mandatorily redeemable preferred stock. In October 1998, the Company executed an agreement with SunTrust Bank for a revolving line of credit of $15,000.

The Company believes its cash balances and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. In December 1997, the Company purchased the net assets of Kb Systems, Inc. for $400. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems, L.L.C. by issuing 272,036 shares of common stock valued at $3,000 on or about the closing date. On June 1, 1998, the Company acquired UCS, Inc. by issuing 1,120,000 shares of common stock valued at $15,000 as of the April 1998 agreement valuation date. Both the Phoenix Systems, L.L.C. and UCS, Inc. acquisitions were accounted for as pooling-of-interests. On August 31, 1998, the Company purchased the net assets of Vanguard Management and Information Systems, Inc. for $400.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

(d) During the nine months ended September 30, 1998, the Company continued to use the net proceeds of the initial public offering for working capital purposes and investments which totaled $3,654 and $6,248 respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS

         Number          Name
         ---------       ------------------------------------------------------

              27.0 Financial Data Schedule (submitted only in electronic format)



(B)  REPORTS ON FORM 8-K

     A current report on Form 8-K and amendment thereto were filed by H.T.E., Inc. on June 12, 1998 and June 24, 1998, respectively. A current report on Form 8-K was filed on August 19, 1998.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        H.T.E., INC.

Date:  November 10, 1998

                                        /s/   DENNIS J. HARWARD
                                        ---------------------------------------
                                        Dennis J. Harward
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        AND DIRECTOR (PRINCIPAL EXECUTIVE
                                         OFFICER)


                                        /s/   SUSAN D. FALOTICO
                                        ---------------------------------------
                                        Susan D. Falotico
                                        VICE PRESIDENT, TREASURER AND
                                        CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL OFFICER)

                                 EXHIBIT INDEX



         Number          Name
         ------------    ------------------------------------------------------

              27.0       Financial Data Schedule (for SEC use only)