Form 10-K405
period 1998-12-31
HTE INC
filed 1999-03-30
CIK 1010655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-22657

                                  H.T.E., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                       59-2133858
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 304-3235

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 12, 1999, was $30,186,839. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     The number of shares of the Registrants Common Stock, $.01 par value, outstanding as of March 12, 1999, was 17,165,140.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Registrant's 1999 Annual Shareholders Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.       BUSINESS....................................................    1
Item 2.       PROPERTIES..................................................   10
Item 3.       LEGAL PROCEEDINGS...........................................   11
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11
                                    PART II
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   11
Item 6.       SELECTED FINANCIAL DATA.....................................   12
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   14
Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   25
Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   25
                                    PART III
Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25
Item 11.      EXECUTIVE COMPENSATION......................................   25
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   25
Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25
                                    PART IV
Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.........................................................   26
                                    ANNEX A
Exhibit 99.1  SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING
              STATEMENTS..................................................  A-1

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY H.T.E., INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF H.T.E., INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 AND ANNEX A TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     H.T.E., Inc. ("HTE" or the "Company") develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. For over 17 years, the Company has focused its applications, business and marketing exclusively on the public sector and utilities and has established itself as a market leader. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing five functional areas: financial management, community services, public safety and justice, utility management and K-12 school administration. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training, and the provision and configuration of hardware systems.

     As of December 31, 1998, the Company had over 1,600 customers in the U.S., Caribbean, United Kingdom and Canada, including installations in all 50 U.S. states. The Company markets and sells its products through a direct sales force. The Company's focus on the public sector and utilities industries has allowed it to develop significant expertise in these industries and to design feature-rich solutions that address the specific needs of these organizations.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

     On June 11, 1997, the Company successfully completed its initial public offering of common stock. Of the 5,000,000 shares of common stock sold, 3,900,000 were sold by H.T.E., Inc. and 1,100,000 were sold by certain selling shareholders. The Company sold the 3,900,000 shares of common stock for $19.0 million net of issuance costs of $2.4 million. In July 1997, the underwriters exercised their option to purchase 750,000 additional shares of common stock to cover over-allotments. The Company received $3.6 million from the transaction, net of additional issuance costs of $561,000.

     Concurrent with the effectiveness of the Company's registration statement on Form S-1, the Company completed a recapitalization pursuant to which all outstanding shares of mandatorily redeemable preferred stock, Class A common stock and mandatorily redeemable Class C common stock were split 53-for-one and exchanged simultaneously on a two-for-one basis for shares of the Company's newly authorized common stock. As part of the recapitalization, the Company paid $624,000 in accrued dividends on the mandatorily redeemable preferred stock. The mandatorily redeemable preferred stock, Class A common stock, Class B common stock and mandatorily redeemable Class C common stock were then canceled, retired and eliminated from the shares the Company is authorized to issue.

INDUSTRY BACKGROUND

     The public sector marketplace is composed of state, county and city governments, other municipal agencies and publicly owned utilities. The local government market comprises over 3,000 counties and over 19,000 municipalities in the U.S., not including school districts, townships and special governmental districts. The utility market includes approximately 1,800 water, gas and electric utilities, each serving between 25,000 and 500,000 consumers. With respect to public safety agencies, there are approximately 50,000 police, fire and emergency service agencies in the U.S. In 1997, state and local government agencies spent approximately $36.7 billion on information technology and related products according to G2 Research, Inc. This total included approximately $6.3 billion for software, $8.7 billion for external services and $8.1 billion for hardware. Approximately $13.6 billion was spent on internal services such as in-house MIS staffs.

     The public sector marketplace is currently undergoing significant organizational and business changes. Recently, the federal government has ceded additional program and funding responsibilities to state and local governments, resulting in a growing requirement at the local level to fill the gap between increasing constituent demands and limited resources. Like many private sector businesses, public sector organizations are facing increasing pressure to improve delivery of goods and services while striving to reduce costs and generate additional revenue. In response, public sector organizations are employing information technology ("IT") solutions in an effort to streamline and automate administrative intensive processes, improve timeliness and quality of services and generally enhance operating efficiencies. In addition, public organizations are seeking to use information technology to create new sources of revenue and enhance existing revenue collection.

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

HTE'S TOTAL ENTERPRISE SOLUTIONTM

     The Company's fully-integrated, enterprise-wide software solution enables public sector and utility organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. HTE's Total Enterprise Solution is based on 17 years of public sector and utility expertise and consists of a full suite of software applications, as well as a complete range of customer services, support and training. The Company's Total Enterprise Solution provides the following:

     Integrated Enterprise-Wide Solutions and Depth of Functionality. HTE offers a Total Enterprise Solution, currently consisting of more than 50 applications, which provides feature-rich systems for financial management, community service, public safety and justice, utility management and K-12 school administration. HTE's products operate as stand-alone applications or as integrated suites, which provide users with a consistent graphical user interface and the ability to easily access data and share information between multiple departments and agencies. The Company's applications are based upon proven technologies and are designed to function in mission-critical environments.

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

     Capitalize on Public Sector Expertise. The Company intends to capitalize on its public sector knowledge and experience to enhance sales in existing markets, such as the utilities market, and expand into new market segments, such as foreign governments and educational institutions. For over 17 years, the Company has focused exclusively on the public sector and utilities marketplace. The Company believes this focus has resulted in the development of a core expertise and background in areas such as government fund accounting, as well as the "front-office" and "back-office" mission-critical activities of police, fire and other emergency personnel. In addition, HTE believes its public sector focus has allowed the Company to develop a large customer base, with over 1,300 installations across North America. The Company believes the size and geographic breadth of its customer base offers significant leverage with regards to new business, since references from existing customers often result in future sales opportunities.

     Deliver New Applications and Technology. The advantages of open systems are being demanded in the public sector and utilities marketplace. The Company intends to continue to serve these needs by maintaining its reputation for proven and effective use of recent advances in technology as they emerge and gain acceptance by these markets. The Company seeks to develop new applications and incorporate new product functionality, such as internet integration, object technology, decision support and wireless communications.

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

     In connection with its growth strategy, the Company recently acquired the assets of JALAN, Inc. and Vanguard Management and Information Systems, Inc. The company also acquired Phoenix Systems, L.L.C. and UCS, Inc. through pooling of interests transactions.

     In January 1998, the Company purchased the net assets of JALAN, Inc. for $1.7 million. The software applications acquired from JALAN, Inc. track inmate information for jails, court cases for general or limited jurisdictions, defendant case information for the district attorneys' office and the public defenders' office, civil papers for sheriff departments, case information for the probation system and claims for victim compensation.

     In April 1998, the Company acquired Phoenix Systems, L.L.C. for 272,036 shares of the Company's Common Stock valued at approximately $3 million. This acquisition allowed the Company to enter the K-12 school software market and strengthened its Windows NT platform offerings.

     In June 1998, the Company acquired UCS, Inc. for 1,120,000 shares of the Company's Common Stock valued at approximately $15 million. The software applications acquired from UCS, Inc. provide field-based reporting that will expand the Company's public safety and justice line in all three market tiers-mobile workforce, wireless communication and enterprise-wide information systems.

     In August 1998, the Company purchased the net assets of Vanguard Management and Information Systems, Inc. for $420,000. The software applications acquired from Vanguard Management and Information Systems, Inc. allow the Company to expand its justice system product line, enhance its UNIX client/server offerings and provide solutions to large-scale trial courts and judicial agencies.

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

     - A comprehensive integrated financial reporting system designed to monitor organizational goals and performance.

     - Eliminates redundant data entry and centralizes and minimizes record management and retrieval of historical information through interfacing modules.

     - Complies with Governmental Accounting, Auditing, and Financial Reporting ("GAAFR") and Government Finance Officers Association ("GFOA") standards.

     - Streamlines IRS reporting and offers custom budgeting tools.

                           COMMUNITY SERVICES SYSTEMS
                                16 APPLICATIONS

     The Company's systems provide a centralized land and location database solution which expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, voter registration, appraisal and assessment, and tax billing and collections. The system also manages community parks and recreational facilities.

     - A centralized information system which expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, appraisals and assessments, and tax billing and collections.

     - Generates all documentation and improves revenue tracking, processing and payment collection.

     - Routes projects to various agencies and promotes communication between agencies.

     - Maintains voter records and tracks voting history.

     - Manages community parks and recreational facilities.

                       PUBLIC SAFETY AND JUSTICE SYSTEMS
                                33 APPLICATIONS

     The public safety applications offer police, fire and rescue entities and other emergency personnel a complete public safety solution through an integrated suite of applications, which provide immediate in-the-field access to vital information. Such dispatch information includes locations, equipment and personnel response recommendations and current status of events or incidents. Applications allow for mobile collection of incident data mandated by state and federal regulatory agencies and promote greater safety of public service personnel. Critical communication links for rapid information dissemination in emergency situations are facilitated by the integration of mobile data computers, Emergency-911 operations, state and federal computers, and alarm panels. The justice suite provides a complete centralized system for managing information and activities associated with jails, court cases, probation, prosecution, public defense and return of service.

     - A complete suite of applications which provides critical information to users in emergency situations through mobile computing technologies.

     - Integrates police, fire and emergency medical service reporting and communications with state and federal information systems and facilitates sharing of vital information.

     - Increases personnel safety and provides for better public service by allowing police and emergency personnel to remain in the field.

     - Promotes effective management of time, staff and facilities involved in the administration of justice.

                                UTILITY SYSTEMS
                                 7 APPLICATIONS

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

     - A broad utility management system designed to handle a full range of services including bill processing, equipment management and customer service information.

     - Provides immediate access to customer information and work orders and tracks assets and resources.

                           K-12 SCHOOL ADMINISTRATION
                                 4 APPLICATIONS

     These integrated applications address four key areas of K-12 school administration: general accounting, payroll, human resources and student administration. All applications incorporate a variety of standard features and functions to provide ease of use, customization capabilities and reporting flexibility.

     - Integrates system security to restrict users and protect confidentiality.

     - Complies with state and federal reporting requirements.

     - Client/server platform operates in a network environment.

     - Supports bar coding and scanning for attendance, grade reporting and employee photos.

HTE'S LAYERED SOFTWARE ARCHITECTURE

     The Company's layered software architecture isolates the application logic from the graphical user interface and the database. The layered architecture enables the Company's products to run on a variety of platforms; however, most of the Company's customers have selected the IBM AS/400 platform to run the Company's products.

     Layered software architecture permits application code containing the business logic to operate across all supported platforms such as the Hewlett-Packard, Siemens, IBM RS/6000 and IBM AS/400 in their native runtime environments. Applications can be implemented on multiple platforms with no loss of functionality. Additionally, the applications operate on systems running databases such as IBM DB2/400, Oracle, Microsoft SQL Server and Datagate. Currently, the client workstation software provides a graphical user interface to the Company's applications. The applications may be deployed on a variety of client operating systems, including Microsoft Windows, Windows 95, Windows NT and IBM OS/2. The Company's layered software architecture requires that only the adapter code layer, and not the application code, be reconfigured to enable HTE applications to operate on additional platforms, databases, or operating systems. This layered architecture allows customers to protect their investments in information systems while positioning them to adapt to emerging operating systems, high performance servers and databases. Also, the scalability of the Company's applications allows users to extend their systems to accommodate facility expansion. The Company is currently developing server applications on the Intel platform using the Windows NT operating system. The Company's architecture also allows for easy implementation of an internet-based browser interface. In addition, the Company is currently developing its next generation of applications based upon an n-tiered object-oriented approach. This approach separates the graphical user interface, business object layer, and data services layer, allowing use of existing business layer code and a Windows NT-based application server.

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

SALES AND MARKETING

     The Company sells its products in North America through a direct sales force. As of December 31, 1998, the Company had 108 employees in its sales and marketing organization, including sales representatives, pre-sale consultants, telemarketers, sales management, proposal specialists, product demonstrators and systems hardware specialists. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers. These techniques include exhibiting at trade shows, holding seminars for clients and prospective clients on technology and industry issues, marketing through targeted mail campaigns and publishing SOLUTIONS Magazine (a semi-annual Company publication).

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

CUSTOMERS

     The Company provides fully-integrated, enterprise-wide software solutions to state, city and county governments, utilities, transportation authorities, parks and recreation departments and police, fire and emergency personnel. As of December 31, 1998, the Company had over 1,600 customers, including installations in all 50 U.S. states. No customer accounted for more than 5% of total revenues for the period ended December 31, 1998.

PRODUCT DEVELOPMENT

     HTE's product development efforts are focused on the enhancement of its existing products and expansion of its enterprise system. At December 31, 1998, HTE had 288 full-time employees in product development. HTE plans to continue to enhance its applications to suit the evolving needs of the public sector and utilities market. In particular, HTE intends to develop additional functionality on existing application modules and to create new modules. Additionally, HTE seeks to improve and expand its object development environment, with two fundamental objectives: (i) continue user empowerment with an emphasis on ease-of-use and (ii) increase flexibility to modify base products in order to suit specific customer requirements. The Company has established a System Change Program which provides that, if the development of a custom feature for a particular client is practical or in demand, such a feature will be deployed within the next version of the Company's software. The Company believes that HUG seminars assist the Company in development and sale of products. All product development enhancements of applications, regardless of scope, are created using HTE's published guidelines for standards and conventions.

     HTE plans to continue to add new products and services, both through internal development and potential acquisitions, to leverage the Company's core technologies and expertise. In the development of new applications, the Company intends to strive to allow customers to utilize existing systems while at the same time providing customers the advantage of advances in network systems, platforms, database and other relevant technologies. The Company's gross development expenditures were $7.2 million, $11.0 million and $19.1 million for nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

COMPETITION

     The Company faces competition from a variety of software vendors that offer products and services similar to those offered by the Company and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources than the Company. The Company also competes with in-house management information services staff. The Company believes competitive differentiators are functionality, product flexibility, ease of implementation in adapting products to individual customers' needs without custom programming, enterprise product breadth, individual product features, service reputation and price.

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

     The Company provides its products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes enterprise-wide licenses available for select applications. Although the Company currently provides only object code to its customers, the Company historically provided source code to its customers for several products and has escrowed, and continues to escrow, its source code for the benefit of all customers. A misappropriation or other misuse of the Company's intellectual property, including source code previously delivered to customers, could have an adverse effect on the Company.

     From time to time, the Company licenses software from third parties for use with its products. Typically, the Company resells such third-party software products as an integrated part of one or more of the applications included in HTE's Total Enterprise Solution. The Company believes that no third-party license agreement to which it is presently a party is material and that if any third-party license agreement were to terminate for any reason, the Company would be able to obtain another license or otherwise acquire other comparable technology or software on terms that would not be materially adverse to the Company.

EMPLOYEES

     As of December 31, 1998, the Company employed 818 people, including 108 in sales and marketing, 288 in product development, 135 in customer support and field services, 218 in professional services and 69 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     In June 1997, the Company moved its headquarters to Lake Mary, Florida, where it leases an aggregate of approximately 87,000 square feet in the Heathrow International Business Center. Administrative, marketing, product development and customer support and service operations are located in this space. The initial lease term for the new headquarters expires in June 2007, and may be renewed by HTE for up to three consecutive renewal terms of five years each. In connection with the lease, HTE entered into an expansion agreement pursuant to which it may, at its option during the term of the main lease, lease two additional office buildings in the Heathrow Business Center, each of which would contain approximately 27,000 to 40,000 gross square feet of space.

     The Company also occupies approximately 12,000 square feet of space in Fort Lauderdale, Florida, pursuant to a lease expiring in November 1999; approximately 6,000 square feet of space in Golden, Colorado, pursuant to a lease expiring in May 2000; approximately 4,000 square feet of space in Spokane, Washington, pursuant to a lease expiring December 1999; approximately 5,000 square feet of space in Edmonton, Alberta, pursuant to a lease expiring October 2004; approximately 2,000 square feet of space in Vienna, Virginia, pursuant to a lease expiring March 2000; and approximately 3,000 square feet of office space in Southbury, Connecticut, for a one-year renewable term.

     The Company also leases an aggregate of approximately 19,000 additional square feet of office space in various other locations, which are used mostly for sales offices and additional training facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "HTEI". The number of shareholders of record as of March 12, 1999 was 188; however, the number of beneficial holders is approximately 3,632. The closing price per share on that date was $2.875.

     The table below sets forth information, for each quarter in 1998 and 1997, concerning the high and low sales prices of a share of the Company's common stock. Quotations for such periods are as reported by NASDAQ for National Market Issues. The Company's common stock was not publicly traded prior to June 11, 1997, and, therefore, there is no data prior to June 1997.

                                                           STOCK PRICE RANGE
                                                           ------------------
                                                            HIGH        LOW
                                                           -------    -------
YEAR ENDED DECEMBER 31, 1997
  Second Quarter.........................................  $ 5.500    $ 5.125
  Third Quarter..........................................  $ 7.625    $ 5.250
  Fourth Quarter.........................................  $10.000    $ 7.313
YEAR ENDED DECEMBER 31, 1998
  First Quarter..........................................  $11.063    $ 8.750
  Second Quarter.........................................  $17.625    $11.000
  Third Quarter..........................................  $17.625    $ 8.313
  Fourth Quarter.........................................  $11.500    $ 5.625

     Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The transfer agent for HTE's common stock is Continental Stock Transfer and Trust Company.

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the forseeable future. The Company presently intends to retain earnings for use in its business with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's registration statement for its initial public offering of common stock (SEC File No. 333-22637) was declared effective by the SEC on June 10, 1997. A total of 5,750,000 shares of common stock (including the underwriters' over-allotments) were registered for offer and sale for an aggregate offering price of $31,625,000. The Company's representatives for the offering were Volpe Brown Whelan & Company and Janney Montgomery Scott Inc. Of the shares of common stock initially offered, 3,900,000 shares were sold by the Company for gross proceeds of $21,450,000 and 1,100,000 shares were sold by certain selling shareholders for gross proceeds of $6,050,000. In July 1997, the underwriters exercised their option to purchase 750,000 additional shares of common stock to cover over-allotments, for gross proceeds to the Company of $4,125,000.

     The net proceeds from the sale of the 4,650,000 shares of common stock offered by the Company were approximately $22.6 million (includes the underwriters' over-allotment option of 750,000 shares which were exercised in July 1997), after deducting underwriting commissions and discounts of $1.8 million and other expenses of $1.2 million, for an aggregate total of $3.0 million. The selling shareholders paid their respective underwriters commissions ($424,000), while the Company paid the remaining discounts and expenses on their behalf. The Company used a portion of the proceeds ($2.3 million) to repay a revolving credit facility, which matured on June 30, 1998, and bore interest at the fluctuating prime rate plus 1.25%. The Company also paid the $300,000 aggregate principal balance on notes payable to related parties which arose from the purchase of Bellamy Software Ltd. in 1996. The sum of $624,000 in accrued dividends was paid to holders of mandatorily redeemable preferred stock. Additionally, $2.6 million was used for the acquisitions of Kb Systems, Inc., JALAN, Inc. and Vanguard Management and Information Systems, Inc. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The following selected consolidated financial data of the Company as of and for the year ended December 31, 1996, and as of and for the nine months ended December 31, 1995, have been derived from unaudited consolidated financial statements of the Company. In the Company's opinion, such unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments (except for the effect of the change in the estimated life of capitalized computer software development costs), necessary for a fair presentation of the financial position and results of operations for such periods. The selected consolidated financial data of the Company as of March 31, 1995 and 1996, and for the year ended March 31, 1995, have been derived from consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data of the Company as of December 31, 1996, 1997 and 1998, and for the years ended March 31, 1996 and December 31, 1997 and 1998, and the nine months ended December 31, 1996, have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent certified public accountants, included elsewhere herein.

                                             YEAR ENDED MARCH    NINE MONTHS ENDED
                                                    31,             DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                             -----------------   ------------------   ---------------------------
                                              1995      1996      1995       1996      1996      1997      1998
                                             -------   -------   -------   --------   -------   -------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses........................  $10,498   $11,575   $6,791    $10,869    $15,847   $26,762   $43,277
  Professional services....................    8,390    10,686    7,376      8,943     11,715    14,543    20,870
  Hardware.................................    6,802     7,323    5,836      7,740      9,219    11,768    15,516
  Maintenance and other....................    7,842    10,013    8,020      6,950      9,040    12,571    17,793
  Resource management......................       --        --       --         --         --       448     1,449
                                             -------   -------   ------    -------    -------   -------   -------
         Total revenues....................   33,532    39,597   28,023     34,502     45,821    66,092    98,905
                                             -------   -------   ------    -------    -------   -------   -------
Operating expenses:
  Cost of software licenses................    1,433     3,585    2,794      2,919      3,742     5,283     8,843
  Cost of professional services............    6,144     7,608    5,629      4,952      6,728     8,363    13,399
  Cost of hardware.........................    6,240     5,774    4,656      6,186      7,308     9,209    13,050
  Cost of maintenance and other............    5,092     4,233    3,168      2,705      3,598     5,984    10,041
  Cost of resource management..............       --        --       --         --         --       343       918
  Research and development.................    3,174     4,508    3,310      5,242      6,537     8,256    14,048
  Sales and marketing......................    4,610     5,474    3,949      6,186      7,742    11,520    20,526
  General and administrative...............    5,565     6,764    5,006      5,830      7,702    10,925    15,614
  Offering costs...........................       --        --       --         --         --        --       552
                                             -------   -------   ------    -------    -------   -------   -------
         Total operating expenses..........   32,258    37,946   28,512     34,020     43,357    59,883    96,991
                                             -------   -------   ------    -------    -------   -------   -------
Operating income (loss)....................    1,274     1,651     (489)       482      2,464     6,209     1,914
Interest expense (income)..................      104       127       70        191        248      (227)     (321)
                                             -------   -------   ------    -------    -------   -------   -------
Income (loss) before income taxes..........    1,170     1,524     (559)       291      2,216     6,436     2,235
Provision (benefit) for income taxes.......      139       211     (605)       581      1,397     2,482     1,253
                                             -------   -------   ------    -------    -------   -------   -------
Net income (loss)..........................    1,031     1,313       46       (290)       819     3,954       982
Accretion and accrual of dividends on
  mandatorily redeemable preferred stock...       84       184      138      1,003      1,049     1,308        --
                                             -------   -------   ------    -------    -------   -------   -------
Net income (loss) attributable to common
  stockholders.............................  $   947   $ 1,129   $  (92)   $(1,293)   $  (230)  $ 2,646   $   982
                                             =======   =======   ======    =======    =======   =======   =======
PRO FORMA OPERATIONS DATA:
Income (loss) before income taxes..........  $ 1,170   $ 1,524   $ (559)   $   291    $ 2,216   $ 6,436   $ 2,235
Pro forma provision (benefit) for income
  taxes....................................      508       593     (265)       158        956     2,463       864
                                             -------   -------   ------    -------    -------   -------   -------
Pro forma net income (loss)(1).............  $   662   $   931   $ (294)   $   133    $ 1,260   $ 3,973   $ 1,371
                                             =======   =======   ======    =======    =======   =======   =======
PER SHARE DATA:
Net income (loss) per share:
  Basic....................................  $  0.12   $  0.14   $(0.01)   $ (0.16)   $ (0.03)  $  0.21   $  0.06
                                             =======   =======   ======    =======    =======   =======   =======
  Diluted..................................  $  0.12   $  0.12   $(0.01)   $ (0.16)   $ (0.03)  $  0.20   $  0.06
                                             =======   =======   ======    =======    =======   =======   =======
Pro forma net income per share(2):
  Basic....................................                                $  0.01              $  0.28   $  0.08
                                                                           =======              =======   =======
  Diluted..................................                                $  0.01              $  0.27   $  0.08
                                                                           =======              =======   =======

                                               MARCH 31,                 DECEMBER 31,
                                           ------------------    -----------------------------
                                            1995       1996       1996       1997       1998
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................  $ 1,738    $ 1,143    $ 1,038    $18,634    $ 7,553
Working (deficit) capital................     (307)       782        387     24,387     22,078
          Total assets...................   16,084     21,514     27,415     54,208     69,831
Long-term debt...........................       75         --        240         --         --
          Total stockholders' equity
            (deficit)....................       75      1,166       (175)    30,292     32,939

---------------
(1) Prior to their acquisitions, certain businesses acquired by the Company were taxed as S corporations. The pro forma net income (loss) reflects historical data as adjusted for all income being taxed as if it were earned by a C corporation.

(2) Pro forma net income per share is determined by dividing pro forma net income by the pro forma weighted-average number of shares outstanding during the period. Pro forma weighted-average number of shares outstanding for all periods reported were determined assuming the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into the Company's common stock as of the date it was first issued. Common share equivalents included in the diluted calculation are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding stock options, when dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, implements and supports fully integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments and other municipal agencies and for public and private utilities. For over 17 years, the Company has strategically focused on providing software applications exclusively to middle market public sector organizations and utilities, and has established itself as a leading provider of software solutions to those markets. HTE's fully integrated enterprise-wide software applications are designed to fulfill the specific functional requirements of the public sector marketplace, such as improvement of delivery of services, reduction of costs, enhancement of revenue collection, operation within budgetary constraints, compliance with government regulations and improvement of overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing five functional areas: financial management, community services, public safety and justice, education and utility management. The Company's products operate as integrated suites or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training, and the provision and configuration of hardware systems.

     The Company provides its software applications and business solutions to customers in public sector and utility markets under license agreements and service contracts. HTE's revenues are generated principally from (i) software licenses that grant customers the right to use the Company's software products,
(ii) professional services derived from a variety of services related to the implementation of the Company's software, including project management, custom programming, consulting, conversion and education programs, systems planning and integration and other services, (iii) sales of hardware such as computers, data collection equipment, peripherals and related network and communications products purchased from third-parties and sold by the Company to its software customers, (iv) maintenance and other revenues which include revenues associated with annual software maintenance and support services, and (v) resource management revenues derived from IT outsourcing services designed to assume total or partial control and responsibility of customers' information resources, generally on a long-term basis.

     The Company recognizes revenues from software licenses when the related license agreement has been executed and the software has been shipped to the customer, provided that no significant Company obligations remain related to the software license and collection of the receivable is deemed probable. The Company typically contracts professional services on a time and materials basis and such revenues are recognized as services are performed. Hardware revenues are recognized at the time the products are shipped. The Company drop-ships hardware directly to the customer and does not carry hardware inventory. Revenues from maintenance and other are recognized ratably over the term of the applicable maintenance agreement. Resource management revenues are recognized monthly as services are performed, according to the contractually agreed upon rate.

     The sales cycle for the Company's systems is typically six to 18 months from initial contact to contract signing. The product delivery cycle varies based on the customer's implementation plan. Complete product implementation typically occurs within six to nine months, but can extend beyond nine months on contracts involving significant and continuing customer service requirements, particularly with enterprise-wide solutions.

     Accordingly, the product delivery cycle depends upon the combination of products purchased and the defined implementation plan.

     The Company accounts for costs related to computer software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred to establish technological feasibility of a software product are charged to research and development expense as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a straight-line basis over three years once the product is available for general release to customers. The Company ceases capitalization when the product is available for general release to customers.

     The Company derives substantially all of its revenues from domestic operations. In November 1996, HTE established a presence in Canada through an acquisition.

     The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's solutions, the timing of customer system conversions, and the Company's sales practices. Historically, the Company has achieved its highest income in the fiscal quarter ended March 31 due to the Company's sales practices. In 1996, the Company implemented a new sales and marketing program and changed its fiscal year end to December 31, which the Company believes will have the effect of moderating such fluctuations. Because of these changes, the Company believes that historical quarterly operating data should not be relied upon as an indicator of its future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company's operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of its future performance.

  Recent Acquisitions

     In December 1997, the Company purchased the assets of Kb Systems, Inc. (Kb Systems) for $461,000 in cash and the payment of a continuing royalty on license fees over a five-year period. For its fiscal year ended June 30, 1997, Kb Systems had revenues of approximately $1.4 million. As of the date of the acquisition, Kb Systems had approximately 150 customers. The Kb Systems software applications have enabled the Company to expand its penetration into governmental tax departments by adding property appraisal and assessment applications to its traditional tax billing and collection capability.

     In January 1998, the Company purchased the assets of JALAN, Inc. (JALAN) for approximately $1.7 million in cash. For its fiscal year ended September 30, 1997, JALAN had revenues of approximately $2.5 million. As of the date of the acquisition, JALAN had 18 employees and approximately 120 customers in 32 states. The JALAN software applications track inmate information for jails, case status for courts, defendant case information for district attorneys' and public defenders' offices, civil papers for sheriff departments, case information for the probation system and claims for victim compensation.

     In April 1998, the Company completed a pooling of interests acquisition of Phoenix Systems, L.L.C. (Phoenix) for 272,036 shares of HTE's common stock, valued at $3.0 million on or about the closing date. As of the date of the acquisition, Phoenix had 22 employees and approximately 70 customers. The Phoenix software applications encompass a complete suite of integrated Windows NT software products targeted towards financial management and student administration for school districts (grades K through 12).

     In June 1998, the Company completed a pooling of interests acquisition of UCS, Inc. (UCS) for 1,120,000 shares of HTE's common stock, valued at $15.0 million as of the April 1998 agreement valuation date. For its fiscal year ended December 31, 1997, UCS had revenues of approximately $10.0 million. As of the date of the acquisition UCS had approximately 130 employees in its Ft. Lauderdale, Florida, Golden, Colorado and Vienna, Virginia offices and more than 200 customers throughout the United States. UCS is a leading mobile work force automation provider of field-based reporting software. UCS's products and services are utilized by federal, state, county and city government agencies, as well as police and fire departments. UCS mobile data software enables law enforcement officials to utilize HTE software through the entire criminal justice process -- from the first point of contact with a suspect in the field through the judicial system and throughout the incarceration period.

     In August 1998, the Company purchased the assets of Vanguard Management and Information Systems, Inc. (Vanguard) for $420,000 in cash and the payment of continuing royalties over a five-year period. Vanguard provided professional management services and software applications to trial courts and other judicial agencies. The Company expects the acquisition to expand its justice system product line, enhance its UNIX client/server offerings, and permit it to respond to proposals for large-scale court administration systems.

  Future Acquisitions

     Over the past five years, the Company has supplemented its internal growth with ten acquisitions, five of which have occurred since June 1997. The Company intends to continue its growth strategy and expects growth from acquisitions to complement internally generated growth. The Company views acquisitions as a means of acquiring technology and industry expertise thereby expanding the variety of enterprise-wide software applications the Company offers for sale and servicing, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. The Company intends to pursue acquisition opportunities which help it to accomplish its objective of becoming the leading provider of enterprise-wide IT solutions to the public sector.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                 NINE MONTHS
                                                YEAR ENDED          ENDED               YEAR ENDED
                                                MARCH 31,        DECEMBER 31,          DECEMBER 31,
                                              --------------    --------------    -----------------------
                                              1995     1996     1995     1996     1996     1997     1998
                                              -----    -----    -----    -----    -----    -----    -----
Revenues:
  Software licenses.........................   31.3%    29.2%    24.2%    31.5%    34.6%    40.5%    43.7%
  Professional services.....................   25.0     27.0     26.3     25.9     25.6     22.0     21.1
  Hardware..................................   20.3     18.5     20.9     22.4     20.1     17.8     15.7
  Maintenance and other.....................   23.4     25.3     28.6     20.2     19.7     19.0     18.0
  Resource management.......................     --       --       --       --       --      0.7      1.5
                                              -----    -----    -----    -----    -----    -----    -----
         Total revenues.....................  100.0    100.0    100.0    100.0    100.0    100.0    100.0
                                              -----    -----    -----    -----    -----    -----    -----
Operating expenses:
  Cost of software licenses.................    4.3      9.1     10.0      8.5      8.2      8.0      8.9
  Cost of professional services.............   18.3     19.2     20.1     14.4     14.7     12.7     13.5
  Cost of hardware..........................   18.6     14.6     16.6     17.9     15.9     13.9     13.2
  Cost of maintenance and other.............   15.2     10.7     11.3      7.8      7.9      9.1     10.2
  Cost of resource management...............     --       --       --       --       --      0.5      0.9
  Research and development..................    9.5     11.4     11.8     15.2     14.3     12.5     14.2
  Sales and marketing.......................   13.7     13.8     14.1     17.9     16.9     17.4     20.8
  General and administrative................   16.6     17.1     17.9     16.9     16.8     16.5     15.8
  Offering costs............................     --       --       --       --       --       --      0.6
                                              -----    -----    -----    -----    -----    -----    -----
         Total operating expenses...........   96.2     95.9    101.8     98.6     94.7     90.6     98.1
                                              -----    -----    -----    -----    -----    -----    -----
Operating income (loss).....................    3.8      4.1     (1.8)     1.4      5.3      9.4      1.9
Interest expense (income)...................    0.3      0.3      0.2      0.5      0.5     (0.3)    (0.4)
                                              -----    -----    -----    -----    -----    -----    -----
Income (loss) before income taxes...........    3.5      3.8     (2.0)     0.9      4.8      9.7      2.3
Provision (benefit) for income taxes........    0.4      0.5     (2.2)     1.7      3.0      3.7      1.3
                                              -----    -----    -----    -----    -----    -----    -----
  Net income (loss).........................    3.1%     3.3%     0.2%    (0.8)%    1.8%     6.0%     1.0%
                                              =====    =====    =====    =====    =====    =====    =====

  Comparison of Year Ended December 31, 1998 and December 31, 1997

     Revenues

     The Company's total revenues increased by 50% to $98.9 million for the year ended December 31, 1998, from $66.1 million for the year ended December 31, 1997.

     Software License Revenues. Revenues from software licenses increased 62% to $43.3 million for the year ended December 31, 1998, from $26.8 million for the year ended December 31, 1997. As a percentage of total revenues, software license revenues increased to 43.7% for the year ended December 31, 1998, from 40.5% for the year ended December 31, 1997. The dollar and percentage increases resulted primarily from an increased number of applications available for sale and an increased investment in sales and marketing.

     Professional Services Revenues. Revenues from professional services increased 44% to $20.9 million for the year ended December 31, 1998, from $14.5 million for the year ended December 31, 1997. As a percentage of total revenues, professional services revenues decreased to 21.1% for the year ended December 31, 1998, from 22.0% for the year ended December 31, 1997. The dollar increase in professional services was directly related to the growth in staff and related revenue stemming from the increase in license fees and service offerings. The decrease in professional services revenues as a percentage of total revenues was primarily due to changes in the mix of products, along with an increased backlog of services revenue associated with license fee bookings.

     Hardware Revenues. Hardware revenues increased 32% to $15.5 million for the year ended December 31, 1998, from $11.8 million for the year ended December 31, 1997. As a percentage of total revenues, hardware revenues decreased to 15.7% for the year ended December 31, 1998, from 17.8% for the year ended December 31, 1997. The dollar increase was primarily due to the increased number of license fee contracts executed that require the installation of hardware. The decrease in hardware revenue as a percentage of total revenue was primarily due to stronger growth in software license revenues.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 42% to $17.8 million for the year ended December 31, 1998, from $12.6 million for the year ended December 31, 1997. As a percentage of total revenues, maintenance and other revenues decreased to 18.0% for the year ended December 31, 1998, from 19.0% for the year ended December 31, 1997. The dollar increase was primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenues as a percentage of total revenues was primarily due to the growth of software license revenues exceeding the growth of the maintenance backlog, which is recognized ratably over the maintenance term.

     Resource Management Revenues. Revenues from resource management increased 223% to $1.4 million for the year ended December 31, 1998, from $448,000 for the year ended December 31, 1997. As a percentage of total revenues, resource management revenues increased to 1.5% for the year ended December 31, 1998, from 0.7% for the year ended December 31, 1997. The dollar and percentage increases were primarily due to this division beginning operations in the fourth quarter of 1997.

     Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses increased by 67% to $8.8 million for the year ended December 31, 1998, compared to $5.3 million for the year ended December 31, 1997. As a percentage of software license revenues, cost of software licenses increased to 20.4% for the year ended December 31, 1998, from 19.7% for the year ended December 31, 1997. The dollar and percentage increases resulted primarily from an increased number of third party software licenses, specifically module enhancements such as report writers and imaging products.

     Cost of Professional Services Revenues. Cost of professional services increased 60% to $13.4 million for the year ended December 31, 1998, from $8.4 million for the year ended December 31, 1997. As a percentage of professional services revenues, cost of professional services increased to 64.2% for the year ended December 31, 1998, from 57.5% for the year ended December 31, 1997. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues was primarily due to lower utilization rates resulting from an increased number of non-billable consultants in training coupled with the use of high cost third party consultants.

     Cost of Hardware Revenues. Cost of hardware increased 42% to $13.1 million for the year ended December 31, 1998, from $9.2 million for the year ended December 31, 1997. As a percentage of hardware revenues, cost of hardware increased to 84.1% for the year ended December 31, 1998, from 78.3% for the year ended December 31, 1997. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the higher volume and smaller size of new contracts signed.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 68% to $10.0 million for the year ended December 31, 1998, from $6.0 million for the year ended December 31, 1997. As a percentage of maintenance and other revenues, cost of maintenance and other increased to 56.4% for the year ended December 31, 1998, from 47.6% for the year ended December 31, 1997. The dollar and percentage increases were primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base.

     Cost of Resource Management Revenues. Cost of resource management increased 168% to $918,000 for the year ended December 31, 1998, from $343,000 for the year ended December 31, 1997. As a percentage of resource management revenues, cost of resource management decreased to 63.4% for the year ended December 31, 1998, from 76.6% for the year ended December 31, 1997. The dollar increase was primarily due to this division beginning operations in the fourth quarter of 1997. The decrease in the cost of resource management as a percentage of resource management revenues was primarily due to more effective use of existing resources.

     Research and Development Expenses. Research and development expenses increased 70% to $14.0 million for the year ended December 31, 1998, from $8.3 million for the year ended December 31, 1997. As a percentage of total revenues, research and development increased to 14.2% for the year ended December 31, 1998, from 12.5% for the year ended December 31, 1997. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

     Sales and Marketing Expenses. Sales and marketing expenses increased 78% to $20.5 million for the year ended December 31, 1998, from $11.5 million for the year ended December 31, 1997. As a percentage of total revenues, sales and marketing increased to 20.8% for the year ended December 31, 1998, from 17.4% for the year ended December 31, 1997. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to the expected increased sales activity.

     General and Administrative Expenses. General and administrative expenses increased 43% to $15.6 million for the year ended December 31, 1998, from $10.9 million for the year ended December 31, 1997. As a percentage of total revenues, general and administrative expenses decreased to 15.8% for the year ended December 31, 1998, from 16.5% for the year ended December 31, 1997. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to leveraging of existing resources.

     Offering Costs. Offering costs include the non-recurring charges related to the Company's planned underwritten offering, which was terminated on October 15, 1998. These costs were $552,000 or 0.6% of total revenue for the year ended December 31, 1998, and were expensed in the fourth quarter of 1998. There were no comparable expenses in the year ended December 31, 1997.

     Fourth Quarter Results. Beginning with the Company's IPO in June 1997, HTE has publicly communicated a 30% annual revenue growth rate objective. In the first three quarters of 1998, the Company significantly exceeded this revenue objective. The Company has successfully executed over five successive quarters its long-term growth strategy of making planned investments in building the Company's sales and marketing and professional staff infrastructure at levels consistent with current revenue increases. Accordingly, in 1998, the Company increased expenditures for infrastructure and product development based on a higher than 30% revenue growth and expense run rate. However, in the fourth quarter of 1998, the Company realized a 36.5% revenue growth, which was insufficient to support the previously committed increases in its infrastructure expense run rate. To address this unanticipated development, the Company intends to return to a more sustainable annual revenue growth rate objective for 1999 and plans to implement a comprehensive cost reduction program to achieve an expense run rate consistent with such revenue growth objective. In this manner, it is the Company 's objective to quickly return to reporting consistent future earnings growth each quarter. The Company will take a one-time pre-tax cost reduction restructuring charge during the first quarter of 1999 between $2.0 million and $2.5 million.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues

     The Company's total revenues increased by 44% to $66.1 million for the year ended December 31, 1997, from $45.8 million for the year ended December 31, 1996.

     Software Licenses Revenues. Software licenses revenues increased by 69% to $26.8 million for the year ended December 31, 1997, from $15.8 million for the year ended December 31, 1996. As a percentage of total revenues, software license revenues increased to 40.5% for the year ended December 31, 1997, from 34.6% for the year ended December 31, 1996. The dollar and percentage increases resulted from an increased number of applications available for sale and an increased investment in sales and marketing.

     Professional Services Revenues. Professional services revenues increased by 24% to $14.5 million for the year ended December 31, 1997, from $11.7 million for the year ended December 31, 1996. As a percentage of total revenues, professional services revenues decreased to 22.0% for the year ended December 31, 1997, from 25.6% for the year ended December 31, 1996. The dollar increase was primarily due to the Company's increased number of services offered. The decrease in professional services revenues as a percentage of total revenues was primarily due to strong growth in revenues from software licenses, along with an increase in related professional services backlog.

     Hardware Revenues. Hardware revenues increased by 28% to $11.8 million for the year ended December 31, 1997, from $9.2 million for the year ended December 31, 1996. As a percentage of total revenues, hardware revenues decreased to 17.8% for the year ended December 31, 1997, from 20.1% for the year ended December 31, 1996. The dollar increase resulted from the Company's expansion of its third-party re-marketing sales through IBM. The decrease in hardware revenues as a percentage of total revenues was primarily due to stronger growth in software license revenues.

     Maintenance and Other Revenues. Maintenance and other revenues increased by 39% to $12.6 million for the year ended December 31, 1997, from $9.0 million for the year ended December 31, 1996. As a percentage of total revenues, maintenance and other revenues decreased to 19.0% for the year ended December 31, 1997, from 19.7% for the year ended December 31, 1996. The dollar increase resulted from maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance and other revenues as a percentage of total revenues was primarily due to stronger growth in software license revenues.

     Resource Management Revenues. During 1997, the Company began offering the resource management service that allows customers to turn over management of all computer related functions. In October 1997, the Company signed its first resource management contract with Seminole County, Florida. Resource management revenues for the year ended December 31, 1997 were $448,000 or 0.7% of total revenues.

     Cost of Revenues

     Cost of Software Licenses Revenues. Cost of software licenses increased by 41% to $5.3 million for the year ended December 31, 1997, from $3.7 million for the year ended December 31, 1996. As a percentage of software license revenues, cost of software licenses decreased to 19.7% for the year ended December 31, 1997, from 23.6% for the year ended December 31, 1996. The dollar increase resulted from an increased number of software licenses. The decrease in the cost of software licenses as a percentage of software license revenues was primarily due to the growth of internal software licenses which exceeded the growth of third party software licenses.

     Cost of Professional Services Revenues. Cost of professional services increased by 24% to $8.4 million for the year ended December 31, 1997, from $6.7 million for the year ended December 31, 1996. As a percentage of professional services revenues, cost of professional services increased to 57.5% for the year ended December 31, 1997, from 57.4% for the year ended December 31, 1996. The dollar increase resulted from the growth in professional services revenues.

     Cost of Hardware Revenues. Cost of hardware increased by 26% to $9.2 million for the year ended December 31, 1997, from $7.3 million for the year ended December 31, 1996. As a percentage of hardware revenues, cost of hardware decreased to 78.3% for the year ended December 31, 1997, from 79.3% for the year ended December 31, 1996. The dollar increase is directly related to the increased hardware sales. The decrease in the cost of hardware revenues as a percentage of hardware revenues was primarily due to slightly improved margins on the larger hardware transactions.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other increased by 66% to $6.0 million for the year ended December 31, 1997, from $3.6 million for the year ended December 31, 1996.

As a percentage of maintenance and other revenues, cost of maintenance and other increased to 47.6% for the year ended December 31, 1997, from 39.8% for the year ended December 31, 1996. The dollar increase was primarily due to investment in new customer support processes, increased personnel to enhance products and additional computer equipment required to handle graphical user interfaces. The increase in the cost of maintenance and other revenues as a percentage of maintenance and other revenues was primarily due to costs related to building infrastructure to accommodate the growth in client base.

     Cost of Resource Management Revenues. Cost of resource management was $343,000 for the year ended December 31, 1997. As a percentage of resource management revenues, cost of resource management was 76.6% for the year ended December 31, 1997. There were no comparable costs for the year ended December 31, 1996, as this division began operations in the fourth quarter of 1997.

     Research and Development Expenses. Research and development expenses increased by 26% to $8.3 million for the year ended December 31, 1997, from $6.5 million for the year ended December 31, 1996. As a percentage of total revenues, research and development expenses decreased to 12.5% for the year ended December 31, 1997, from 14.3% for the year ended December 31, 1996. The dollar increase was primarily due to increased staffing levels and associated costs and expenses related to additional software and hardware required to enable the development of additional products and platforms. The decrease in research and development expenses as a percentage of total revenues was primarily due to revenues growing at a faster rate than research and development expenditures.

     Sales and Marketing Expenses. Sales and marketing expenses increased by 49% to $11.5 million for the year ended December 31, 1997, from $7.7 million for the year ended December 31, 1996. As a percentage of total revenues, sales and marketing expenses increased to 17.4% for the year ended December 31, 1997, from 16.9% for the year ended December 31, 1996. The dollar and percentage increases were attributable to the Company's continued expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity.

     General and Administrative Expenses. General and administrative expenses increased by 42% to $10.9 million for the year ended December 31, 1997, from $7.7 million for the year ended December 31, 1996. As a percentage of total revenues, general and administrative expenses decreased to 16.5% for the year ended December 31, 1997, from 16.8% for the year ended December 31, 1996. The dollar increase was due to additional staffing, space, computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the leveraging of existing resources.

  Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995

     Revenues

     The Company's total revenues increased by 23% to $34.5 million for the nine months ended December 31, 1996, from $28.0 million for the nine months ended December 31, 1995.

     Software Licenses Revenues. Software licenses revenues increased by 60% to $10.9 million for the nine months ended December 31, 1996, from $6.8 million for the nine months ended December 31, 1995. As a percentage of total revenues, software license revenues increased to 31.5% for the nine months ended December 31, 1996, from 24.2% for the nine months ended December 31, 1995. The dollar and percentage increases resulted primarily from an increased number of applications available for sale combined with the benefits of an increased investment in sales and marketing.

     Professional Services Revenues. Professional services revenues increased by 21% to $8.9 million for the nine months ended December 31, 1996, from $7.4 million for the nine months ending December 31, 1995. As a percentage of total revenues, professional services revenues decreased to 25.9% for the nine months ended December 31, 1996, from 26.3% for the nine months ended December 31, 1995. The dollar increase was primarily due to the increase in the number of its service offerings. The decrease in professional services revenues as a percentage of total revenues was primarily due to the impact of a large contract that ended in the year ended December 31, 1995.

     Hardware Revenues. Hardware revenues increased by 33% to $7.7 million for the nine months ended December 31, 1996, from $5.8 million for the nine months ended December 31, 1995. As a percentage of total revenues, hardware revenues increased to 22.4% for the nine months ended December 31, 1996, from 20.9% for the nine months ended December 31, 1995. The dollar and percentage increases were primarily due to the Company's expansion of its third party remarketing sales through IBM.

     Maintenance and Other Revenues. Maintenance and other revenues decreased by 13% to $7.0 million for the nine months ended December 31, 1996, from $8.0 million for the nine months ended December 31, 1995. As a percentage of total revenues, maintenance and other revenues decreased to 20.2% for the nine months ended December 31, 1996, from 28.6% for the nine months ended December 31, 1995. The dollar and percentage decreases were primarily due to a large support contract in the nine months ended December 31, 1995.

     Cost of Revenues

     Cost of Software Licenses Revenues. Cost of software licenses increased by 5% to $2.9 million for the nine months ended December 31, 1996, from $2.8 million for the nine months ended December 31, 1995. As a percentage of software license revenues, cost of software licenses decreased to 26.9% for the nine months ended December 31, 1996, from 41.1% for the nine months ended December 31, 1995. Excluding the charge related to the acceleration of amortization of computer software development costs of $1.0 million during the nine months ended December 31, 1995, the increase was $1.1 million or 62% in the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This change was primarily due to increased costs related to third party public safety products.

     Cost of Professional Services Revenues. Cost of professional services decreased by 12% to $5.0 million for the nine months ended December 31, 1996, from $5.6 million for the nine months ended December 31, 1995. As a percentage of professional services revenues, cost of professional services decreased to 55.4% for the nine months ended December 31, 1996, from 76.3% for the nine months ended December 31, 1995. The dollar and percentage decreases resulted from minimizing non-billable travel and other administrative costs as this line of business expanded.

     Cost of Hardware Revenues. Cost of hardware increased by 33% to $6.2 million for the nine months ended December 31, 1996, from $4.7 million for the nine months ended December 31, 1995. As a percentage of hardware revenues, cost of hardware increased to 79.9% for the nine months ended December 31, 1996, from 79.8% for the nine months ended December 31, 1995. The dollar increase is directly related to increased sales of hardware.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other decreased by 15% to $2.7 million for the nine months ended December 31, 1996, from $3.2 million for the nine months ended December 31, 1995. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 38.9% for the nine months ended December 31, 1996, from 39.5% for the nine months ended December 31, 1995. The dollar and percentage decreases were primarily due to a large support contract in 1995.

     Research and Development Expenses. Research and development expenses increased by 58% to $5.2 million for the nine months ended December 31, 1996, from $3.3 million for the nine months ended December 31, 1995. As a percentage of total revenues, research and development expenses increased to 15.2% for the nine months ended December 31, 1996, from 11.8% for the nine months ended December 31, 1995. The dollar increase was primarily due to increased staffing levels and associated costs. The increase in research and development expenses as a percentage of total revenues was primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms as well as maintenance and enhancements of existing products.

     Sales and Marketing Expenses. Sales and marketing expenses increased by 57% to $6.2 million for the nine months ended December 31, 1996, from $3.9 million for the nine months ended December 31, 1995. As a percentage of total revenues, sales and marketing expenses increased to 17.9% for the nine months ended

December 31, 1996, from 14.1% for the nine months ended December 31, 1995. The dollar and percentage increases were attributable to the Company's expansion of its direct sales force, increased marketing efforts, travel and other expenses related directly to increased sales activity.

     General and Administrative Expenses. General and administrative expenses increased by 17% to $5.8 million for the nine months ended December 31, 1996, from $5.0 million for the nine months ended December 31, 1995. As a percentage of total revenues, general and administrative expenses decreased to 16.9% for the nine months ended December 31, 1996, from 17.9% for the nine months ended December 31, 1995. The dollar increase was primarily due to additional staffing in finance and accounting, human resources and contract administration required to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to better leveraging of resources compared to growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997, the Company funded its operations primarily through cash generated from operations, supplemented by borrowings under a bank line of credit and the private sale of equity securities. On June 11, 1997, the Company completed its initial public offering of common stock (the "IPO"). The Company received $22.6 million from the IPO, net of issuance costs. Cash flow (used in) provided by operating activities was $(3.3) million and $4.7 million for the year ended December 31, 1998 and 1997, on net income of $982,000 and $4.0 million, respectively. Cash flow provided by operating activities was $4.7 million and $2.9 million for the years ended December 31, 1997 and 1996, on net income of $4.0 million and $819,000 respectively. Cash flow provided by (used in) operating activities was $1.8 million and $(488,000) for the nine months ended December 31, 1996 and 1995, on net (loss) income of $(290,000) and $46,000, respectively.

     Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $7.9 million and $6.6 million during the year ended December 31, 1998 and 1997, respectively. Cash used in investing activities totaled $6.6 million and $3.3 million for the years ended December 31, 1997 and 1996. Cash used in investing activities totaled $2.6 million for each of the nine months ended December 31, 1996 and 1995. In 1998, the Company completed two cash purchase acquisitions: Jalan, Inc. and Vanguard Management and Information Systems, Inc. The Company's capital expenditures were primarily comprised of investments in equipment and related software associated with increased staffing. In addition, the Company made significant investments in upgrading internal systems. The Company made expenditures of $4.7 million in 1998 related to software development efforts for additional products and platforms.

     Net cash provided by financing activities was $167,000 in the year ended December 31, 1998, reflecting the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements, partially offset by the payment of amounts due to stockholders related to the UCS acquisition, compared to cash provided of $19.5 million in the year ended December 31, 1997, related primarily to the proceeds from the IPO, offset partially by the repayment of a line of credit and payment of dividends on the mandatorily redeemable preferred stock. Net cash provided by financing activities was $19.5 million in the year ended December 31, 1997, compared to $341,000 in the comparable 1996 period. In 1997, net proceeds from the IPO of $22.6 million were partially offset by repayment of long-term debt, payment of accrued dividends on mandatorily redeemable preferred stock and pay-off of a note payable to related parties. Cash flow provided by financing activities was $914,000 for the nine months ended December 31, 1996, relating primarily to the issuance of capital stock which raised $252,000 and net borrowings of $662,000, compared to cash provided of $2.2 million for the nine months ended December 31, 1995.

     In October 1998, the Company signed an agreement (the "Loan Agreement") with SunTrust Bank, Central Florida, National Association (the "Bank") for a revolving line of credit of $15.0 million. This line of credit bears interest at LIBOR plus 1.7 percent and extends through June 30, 2000, at which time the entire unpaid principal balance and any accrued interest is payable in full. The line of credit is collateralized by the Company's assets, including, but not limited to, accounts receivable, general intangibles, inventory and equipment, and requires the Company to maintain certain financial ratios. Borrowings under the Loan Agreement may be made for financing operations and interim acquisition financing.

     The Company believes its cash balances, cash generated from operations, and borrowings available under the Loan Agreement will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings.

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

     Impact on Revenues. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such increase in demand will be realized. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

     Year 2000 Compliance. The Company believes that the current versions of its products are Year 2000 compliant. The Company regularly runs regression tests on its software, including tests of the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Notwithstanding that the Company regularly provides free software upgrades to its customers and that these recent upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, non-compliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company anticipates that generally throughout the software industry substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No information has been presented pursuant to Item 7A as the Company does not have any financial instruments outstanding as of December 31, 1998, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 of this Report. See Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 12, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 12, 1999. The information specified in Item 402(k) and (l) of regulation S-K (the report of the Compensation Committee on executive compensation and the stock performance graph) and set forth in the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 12, 1999 is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 12, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual shareholders' meeting to be held on May 12, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS

     THE FOLLOWING FINANCIAL STATEMENTS ARE FILED AS A PART OF THIS REPORT:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1997 and 1998...........  F-4
  Statements of Operations for the nine months ended
     December 31, 1996 and the years ended December 31, 1997
     and 1998...............................................  F-5
  Statements of Stockholders' Equity (Deficit) and
     Comprehensive Income for the nine months ended December
     31, 1996 and the years ended December 31, 1997 and
     1998...................................................  F-6
  Statements of Cash Flows for the nine months ended
     December 31, 1996 and the years ended December 31, 1997
     and 1998...............................................  F-7
  Notes to Consolidated Financial Statements................  F-9

     (A) 2.  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

     (C) EXHIBIT INDEX

NUMBER   NAME
------   ------------------------------------------------------------
 1.1     Form of Underwriting Agreement (1)
 3.1     Amended Articles of Incorporation (1)
 3.11    Articles of Amendment to Articles of Incorporation (3)
 3.2     Amended and Restated Bylaws (1)
10.1     Registrant's 1997 Executive Incentive Compensation Plan (1)
10.3     Catan Option Agreement (1)
10.4     Registration Rights Agreement (1)
10.5     Form of Stock Option Agreement (1)
10.6     Form of Indemnification Agreement between the Registrant and each of its
         Directors and certain executive officers (1)
10.7     Form of Employment Agreement for Dennis Harward and Jack
         Harward (1)
10.8     Form of Employment Agreement for L.A. Gornto, Jr. (1)
10.9     Form of Employment Agreement for certain other employees (1)
10.10    Form of Severance Agreement (1)
10.11    Lease agreement (Heathrow International Business Center,
         Lake Mary, Florida) (1)
10.12    1997 Employee Stock Purchase Plan (2)
10.13    Agreement and Plan of Merger (acquisition of UCS, Inc.) (4)
10.13    Amendment to Agreement and Plan of Merger (acquisition of
         UCS, Inc.) (4)
21.0     Subsidiaries of the Registrant (5)
23.1     Consent of Arthur Andersen LLP (5)
23.2     Consent of PricewaterhouseCoopers LLP (5)
27.0     Financial Data Schedule (submitted only in electronic
         format) (5)
99.1     Safe Harbor Compliance Statement for Forward-Looking
         Statements (5)

---------------
(1) Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-22637).

(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1997.

(3) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1998.

(4) Incorporated by reference to Registrant's Form 8-K dated June 1, 1998.

(5) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.T.E., INC.
                                          /s/ DENNIS J. HARWARD
                                          --------------------------------------
                                          Dennis J. Harward
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          and Director (principal executive
                                          officer)

Date: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                         TITLE                      DATE
---------                                                         -----                      ----

               /s/ DENNIS J. HARWARD                 Chairman of the Board of           March 30, 1999
---------------------------------------------------  Directors, President and Chief
                 Dennis J. Harward                   Executive Officer and Director
                                                     (principal executive officer)

                /s/ JACK L. HARWARD                  Executive Vice President and       March 30, 1999
---------------------------------------------------  Director
                  Jack L. Harward

               /s/ SUSAN D. FALOTICO                 Vice President, Chief Financial    March 30, 1999
---------------------------------------------------  Officer (principal financial
                 Susan D. Falotico                   officer)

                  /s/ O.F. RAMOS                     Executive Vice President and       March 30, 1999
---------------------------------------------------  Director
                    O.F. Ramos

               /s/ BERNARD B. MARKEY                 Director                           March 30, 1999
---------------------------------------------------
                 Bernard B. Markey

                /s/ RAYMOND AMBROSE                  Director                           March 30, 1999
---------------------------------------------------
                  Raymond Ambrose

                /s/ EDWARD A. MOSES                  Director                           March 30, 1999
---------------------------------------------------
                   Edward Moses

                           HTE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........  F-2
CONSOLIDATED BALANCE SHEETS.................................  F-4
CONSOLIDATED STATEMENTS OF OPERATIONS.......................  F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  AND COMPREHENSIVE INCOME..................................  F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................  F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To H.T.E., Inc.:

     We have audited the accompanying consolidated balance sheets of H.T.E., Inc. (a Florida corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, which give retroactive effect to the merger with UCS, Inc. on June 1, 1998, which has been accounted for as a pooling of interests. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of UCS, Inc. for the nine months ended December 31, 1996, and the year ended December 31, 1997, which statements reflect total assets constituting five percent, as of December 31, 1997, and total revenues constituting 17 percent and 15 percent, for the nine months ended December 31, 1996, and the year ended December 31, 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for UCS, Inc., is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of H.T.E., Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, after giving retroactive effect to the merger with UCS, Inc. as described in Note 1 to the consolidated financial statements, in conformity with generally accepted accounting principles.

                                          /S/  ARTHUR ANDERSEN LLP

Orlando, Florida,
  February 10, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of UCS, Inc.:

     In our opinion, the related statements of operations and stockholders' equity and of cash flows (not presented separately herein), present fairly, in all material respects, the results of the operations of UCS, Inc. and its cash flows for the period April 1, 1996 through December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Miami, Florida
  July 7, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of UCS, Inc.:

     In our opinion, the balance sheet and the related statements of operations and stockholders' equity and of cash flows (not presented separately herein), present fairly, in all material respects, the financial position of UCS, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of UCS, Inc. as of any date or for any period subsequent to December 31, 1997.

                                          /s/ PRICE WATERHOUSE LLP

Miami, Florida
  April 10, 1998

                           HTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              ------------    ------------
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $18,634         $ 7,553
  Restricted cash...........................................      1,574              --
  Trade accounts receivable, less allowance of $617 and
     $1,351 for doubtful accounts at December 31, 1997 and
     1998, respectively.....................................     22,822          40,635
  Income tax receivable.....................................         --           3,050
  Deferred income taxes (Note 8)............................        751             485
  Prepaid commissions.......................................         --           2,774
  Other current assets......................................      1,405           1,573
                                                                -------         -------
          Total current assets..............................     45,186          56,070
                                                                -------         -------
EQUIPMENT, FURNITURE AND FIXTURES, net (Note 2).............      3,257           4,587
                                                                -------         -------
OTHER ASSETS:
  Computer software development costs, net of accumulated
     amortization of $8,458 and $11,401 at December 31, 1997
     and 1998, respectively.................................      4,329           6,393
  Other intangible assets, net (Note 3).....................      1,239           2,498
  Deposits..................................................        197             283
                                                                -------         -------
          Total other assets................................      5,765           9,174
                                                                -------         -------
                                                                $54,208         $69,831
                                                                =======         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 3,134         $ 5,856
  Accrued liabilities.......................................      5,235           5,973
  Deferred revenue..........................................     12,430          22,163
                                                                -------         -------
          Total current liabilities.........................     20,799          33,992
                                                                -------         -------
LONG-TERM LIABILITIES:
  Due to stockholders.......................................      1,213              --
  Deferred lease commitment (Note 9)........................        173             385
  Deferred income taxes (Note 8)............................      1,731           2,515
                                                                -------         -------
          Total long-term liabilities.......................      3,117           2,900
                                                                -------         -------
COMMITMENTS AND CONTINGENCIES (Notes 4, 7, 9 and 10)
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued and outstanding................         --              --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 16,472,792 and 17,012,864 shares issued and
     outstanding as of December 31, 1997 and 1998,
     respectively...........................................        165             170
  Additional paid-in capital................................     27,999          29,661
  Retained earnings.........................................      2,122           3,144
  Cumulative translation adjustment.........................          6             (36)
                                                                -------         -------
          Total stockholders' equity........................     30,292          32,939
                                                                -------         -------
                                                                $54,208         $69,831
                                                                =======         =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              NINE MONTHS
                                                                 ENDED        YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
REVENUES:
  Software licenses.........................................    $10,869        $26,762        $43,277
  Professional services.....................................      8,943         14,543         20,870
  Hardware..................................................      7,740         11,768         15,516
  Maintenance and other.....................................      6,950         12,571         17,793
  Resource management.......................................         --            448          1,449
                                                                -------        -------        -------
         Total revenues.....................................     34,502         66,092         98,905
                                                                -------        -------        -------
EXPENSES:
  Cost of software licenses.................................      2,919          5,283          8,843
  Cost of professional services.............................      4,952          8,363         13,399
  Cost of hardware..........................................      6,186          9,209         13,050
  Cost of maintenance and other.............................      2,705          5,984         10,041
  Cost of resource management...............................         --            343            918
  Research and development..................................      5,242          8,256         14,048
  Sales and marketing.......................................      6,186         11,520         20,526
  General and administrative................................      5,830         10,925         15,614
  Offering costs............................................         --             --            552
                                                                -------        -------        -------
         Total expenses.....................................     34,020         59,883         96,991
                                                                -------        -------        -------
INCOME FROM OPERATIONS......................................        482          6,209          1,914
OTHER EXPENSE (INCOME):
  Interest expense..........................................        191            175             49
  Interest income...........................................         --           (402)          (370)
                                                                -------        -------        -------
         Total other expense (income).......................        191           (227)          (321)
                                                                -------        -------        -------
INCOME BEFORE INCOME TAXES..................................        291          6,436          2,235
INCOME TAXES:
  Deferred tax provision related to acquisitions............         --             --            339
  Provision for income taxes (Note 8).......................        581          2,482            914
                                                                -------        -------        -------
NET INCOME (LOSS)...........................................       (290)         3,954            982
ACCRETION AND ACCRUAL OF DIVIDENDS ON MANDATORILY REDEEMABLE
  PREFERRED STOCK...........................................      1,003          1,308             --
                                                                -------        -------        -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......    $(1,293)       $ 2,646        $   982
                                                                =======        =======        =======
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................    $ (0.16)       $  0.21        $  0.06
                                                                =======        =======        =======
  Diluted...................................................    $ (0.16)       $  0.20        $  0.06
                                                                =======        =======        =======
PRO FORMA NET INCOME DATA (UNAUDITED):
  Income before income taxes................................    $   291        $ 6,436        $ 2,235
  Pro forma provision for income taxes......................        158          2,463            864
                                                                -------        -------        -------
PRO FORMA NET INCOME........................................    $   133        $ 3,973        $ 1,371
                                                                =======        =======        =======
PRO FORMA NET INCOME PER SHARE:
  Basic.....................................................    $  0.01        $  0.28        $  0.08
                                                                =======        =======        =======
  Diluted...................................................    $  0.01        $  0.27        $  0.08
                                                                =======        =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                    CLASS A                                                   NOTES
                               COMMON STOCK      COMMON STOCK     ADDITIONAL    RETAINED     CUMULATIVE     RECEIVABLE
                              ---------------   ---------------    PAID-IN      EARNINGS     TRANSLATION       FROM
                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      (DEFICIT)    ADJUSTMENT    STOCKHOLDERS    TOTAL
                              ------   ------   ------   ------   ----------   -----------   -----------   ------------   -------
BALANCE, MARCH 31, 1996.....   1,083    $ 11     3,528    $  1     $   337       $1,032         $ --          $(262)      $ 1,119
  Issuance of common
    stock...................      --      --         3      --           5           --           --             --             5
  Accretion of mandatorily
    redeemable preferred
    stock to redemption
    value...................      --      --        --      --          --         (838)          --             --          (838)
  Accrual of mandatorily
    redeemable preferred
    stock dividends.........      --      --        --      --          --         (165)          --             --          (165)
  Advances on notes
    receivable from
    stockholders............      --      --        --      --          --           --           --             (1)           (1)
  Forgiveness of notes
    receivable from
    stockholders............      --      --        --      --          --         (263)          --            263            --
  Comprehensive income:
    Net loss................      --      --        --      --          --         (290)          --             --
    Translation
      adjustment............      --      --        --      --          --           --           (5)            --
        Total comprehensive
          income............      --      --        --      --          --           --           --             --          (295)
                              ------    ----    ------    ----     -------       ------         ----          -----       -------
BALANCE, DECEMBER 31,
  1996......................   1,083      11     3,531       1         342         (524)          (5)            --          (175)
  Stock exchanged for
    options in connection
    with UCS Merger.........      13      --        --      --          --           --           --             --            --
  Accretion of mandatorily
    redeemable preferred
    stock to redemption
    value...................      --      --        --      --          --       (1,117)          --             --        (1,117)
  Accrual of mandatorily
    redeemable preferred
    stock dividends.........      --      --        --      --          --         (191)          --             --          (191)
  Compensation due to sale
    of stock................      --      --        --      --          65           --           --             --            65
  Conversion of mandatorily
    redeemable preferred
    stock...................   3,539      35        --      --       4,952           --           --             --         4,987
  Conversion of mandatorily
    redeemable Class C
    common stock............     127       1        --      --         137           --           --             --           138
  Conversion of Class A
    common stock............   7,061      71    (3,531)     (1)        (70)          --           --             --            --
  Proceeds from sale of
    common stock............   4,650      47        --      --      22,573           --           --             --        22,620
  Comprehensive income:
    Net income..............      --      --        --      --          --        3,954           --             --
    Translation
      adjustment............      --      --        --      --          --           --           11             --
        Total Comprehensive
          income............      --      --        --      --          --           --           --             --         3,965
                              ------    ----    ------    ----     -------       ------         ----          -----       -------
BALANCE, DECEMBER 31,
  1997......................  16,473     165        --      --      27,999        2,122            6             --        30,292
  Stock exchanged for
    options in connection
    with UCS merger, net of
    fractional shares
    repurchased.............      24      --        --      --          (2)          --           --             --            (2)
  Proceeds from exercise of
    stock options...........     147       1        --      --         613           --           --             --           614
  Proceeds from issuance of
    stock under benefit
    plan....................      97       1        --      --         765                        --             --           766
  Stock issued in connection
    with Phoenix
    acquisition.............     272       3        --      --          --           40           --             --            43
  Tax benefit associated
    with stock options......      --      --        --      --         286           --           --             --           286
  Comprehensive income:
    Net income..............      --      --        --      --          --          982           --             --
    Translation
      adjustment............      --      --        --      --          --           --          (42)            --
        Total comprehensive
          income............      --      --        --      --          --           --           --             --           940
                              ------    ----    ------    ----     -------       ------         ----          -----       -------
BALANCE, DECEMBER 31,
  1998......................  17,013    $170        --    $ --     $29,661       $3,144         $(36)         $  --       $32,939
                              ======    ====    ======    ====     =======       ======         ====          =====       =======

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (NOTE 12)

                                                        NINE MONTHS
                                                           ENDED         YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1996            1997            1998
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................    $  (290)        $ 3,954         $    982
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization..................      2,381           3,226            4,935
       Accretion of mandatorily redeemable Class C
          common stock charged to interest expense....          7              19               --
       Loss on disposal of equipment, furniture and
          fixtures....................................          6              --               43
       Compensation due to sale of stock..............         --              65               --
       Deferred income taxes..........................        237             (84)           1,050
       Tax benefit associated with stock options......         --              --              286
  Changes in operating assets and liabilities, net of
     effect of acquisitions --
     Increase in assets --
       Trade accounts receivable -- net...............     (5,085)         (4,736)         (17,586)
       Income tax receivable..........................         --              --           (3,050)
       Prepaid commissions............................         --              --           (2,774)
       Other current assets...........................       (124)           (544)            (105)
       Deposits.......................................        (61)            (67)             (86)
     Increase (decrease) in liabilities --
       Accounts payable...............................        755             125            2,722
       Accrued liabilities............................        655             855              738
       Deferred revenue...............................      3,404           1,802            9,345
       Deferred lease commitment......................       (105)            107              212
                                                          -------         -------         --------
     Net cash provided by (used in) operating
       activities.....................................      1,780           4,722           (3,288)
                                                          -------         -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................       (505)         (2,091)          (2,595)
  Proceeds from sale of investments...................        119              --               --
  Change in restricted cash...........................         --          (1,574)           1,574
  Cash paid for acquisitions..........................       (375)           (361)          (2,213)
  Computer software development costs.................     (1,856)         (2,616)          (4,684)
                                                          -------         -------         --------
     Net cash used in investing activities............     (2,617)         (6,642)          (7,918)
                                                          -------         -------         --------

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                             (CONTINUED) (NOTE 12)

                                                        NINE MONTHS
                                                           ENDED         YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1996            1997            1998
                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock.......  $        247    $         --    $         --
  Payment of dividends on preferred stock.............            --            (624)             --
  Net proceeds from issuance of common stock..........             5          22,620           1,380
  Net proceeds (repayments) under line of credit......           336          (2,306)             --
  Repayments of long-term debt........................           (83)             --              --
  Repayments of obligations under capital leases......           (23)            (34)             --
  Net repayments of notes payable to related
     parties..........................................           (50)           (300)             --
  Increase (decrease) in due to stockholders..........           483             149          (1,213)
  Advances on notes receivable from stockholders......            (1)             --              --
                                                        ------------    ------------    ------------
     Net cash provided by financing activities........           914          19,505             167
                                                        ------------    ------------    ------------
Effect of foreign currency exchange rate changes on
  cash and cash equivalents...........................            (5)             11             (42)
                                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................            72          17,596         (11,081)
CASH AND CASH EQUIVALENTS, beginning of period........           966           1,038          18,634
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period..............  $      1,038    $     18,634    $      7,553
                                                        ============    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest..............................  $        187    $        111    $         49
  Cash paid for income taxes..........................            14           1,940           4,031

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     The accompanying consolidated financial statements include the accounts of H.T.E., Inc. (HTE), a Florida corporation, and its wholly-owned subsidiaries, HTE Public Safety Illinois, Inc. (PSI), a Florida corporation, HTE-Software Management, Inc. (SMI), a Florida corporation, HTE-Programmed For Success, Inc.
(PFS), a Florida corporation, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc., a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation and HTE-Vanguard Systems, Inc., a Florida corporation (collectively, the Company). The Company develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

     On June 1, 1998, the Company, through UCS, purchased privately held UCS, Inc., in exchange for 1,120,000 shares of the Company's common stock valued at approximately $15 million as of the April 1998 agreement valuation date. UCS, Inc. is a mobile work force automation provider of field-based reporting software. The acquisition has been accounted for as a pooling of interests. Therefore, the accompanying consolidated financial statements include the results of operations of UCS, Inc. for all periods presented.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

  Restricted Cash

     Restricted cash represents cash held in escrow in connection with the JALAN, Inc. acquisition further discussed in Note 3.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

  Trade Accounts Receivable

     Included in trade accounts receivable at December 31, 1997 and 1998, are unbilled receivables of $7,898 and $12,210, respectively. The following table reflects the activity in the allowance for doubtful accounts for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998:

                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            1996            1997            1998
                                        ------------    ------------    ------------
Balance at the beginning of the
  period..............................     $ 300           $ 520           $  617
Provision.............................       320             200              934
Write-offs............................      (100)           (103)            (200)
                                           -----           -----           ------
Balance at the end of the period......     $ 520           $ 617           $1,351
                                           =====           =====           ======

  Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs which do not extend the useful lives of the related assets are expensed as incurred.

     The estimated useful lives of equipment, furniture and fixtures are as follows:

                                                               YEARS
                                                               -----
Equipment..................................................     2-10
Office furniture and fixtures..............................     5-10
Leasehold improvements.....................................     5-10

     Depreciation and amortization expense related to equipment, furniture and fixtures and leasehold improvements of $350, $643 and $1,285, is included in general and administrative expenses on the accompanying consolidated statements of operations for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

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

     The Company ceases capitalization of computer software costs when the product is available for general release to customers. Costs of maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

     Amortization expense related to computer software development costs of $1,947, $2,296 and $2,943 is included in cost of software licenses in the accompanying consolidated statements of operations for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

  Other Intangible Assets

     Other intangible assets consisted of the following as of December 31, 1997 and 1998:

                                                     DECEMBER 31,    DECEMBER 31,
DESCRIPTION                                              1997            1998
-----------                                          ------------    ------------
Goodwill...........................................     $  401         $   416
Purchased software.................................        577           2,492
Customer lists.....................................        580             939
                                                        ------         -------
                                                         1,558           3,847
Less -- Accumulated amortization...................       (319)         (1,349)
                                                        ------         -------
                                                        $1,239         $ 2,498
                                                        ======         =======

     Goodwill represents amounts paid in excess of the fair market value of net tangible and identifiable intangible assets purchased in the acquisitions of SMI, Bellamy and Kb Systems, Inc. and is amortized using the straight-line method over a period of 60 months. Customer lists represent identifiable intangible assets purchased in connection with the acquisitions of Bellamy, Kb Systems, Inc., JALAN, Inc. and Vanguard Management and Information Systems, Inc. (Vanguard) and are amortized over a period of 60 months. Purchased software represents identifiable intangible assets purchased in connection with the acquisitions of PFS, Bellamy, Kb Systems, Inc., JALAN, Inc. and Vanguard and is amortized using the straight-line method over a period of 36 months. Amortization expense related to goodwill and customer lists of $38, $158 and $274 is included in general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. Amortization expense related to the purchased software of $46, $129 and $756 is included in the cost of software licenses in the accompanying consolidated statements of operations for the nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

  Deferred Revenue and Revenue Recognition

     Deferred revenue represents advance payments by customers for software licenses, maintenance and professional services. Revenue from software licenses is recognized when a contract has been executed, the product has been shipped, all significant contractual obligations related to the software licenses have been satisfied, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenue is deferred and recognized ratably over the service period. Professional services include system planning and implementation, project management and training and education services and are recognized as revenue as the work is performed. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment.

     During 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" which deferred for one year the effective date of certain provisions of SOP 97-2, with respect to vendor-specific objective evidence. The adoption of this SOP did not have a material impact on the Company's operating results and financial position.

     During 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which further amended SOP 97-2 to require revenue recognition using the "residual method" when certain criteria are met. SOP 98-9 also extends the deferral period of SOP 98-4 through fiscal years beginning on or before March 15, 1999. All

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Management has not determined the effect, if any, of the guidance set forth in SOP 98-9 on its operating results and financial position.

  Income Taxes

     The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates. Changes in the tax law or rates will be recognized in the future years in which they occur.

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

  Stock-Based Compensation

     The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting. For stock options granted to non-employees, compensation cost is measured using the fair value based method. Additionally, the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method had been applied to all stock options issued by the Company (see Note 6). As the stock options issued to employees have had no intrinsic value at the date of grant, no compensation expense related to stock options issued has been recorded.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the Canadian dollar. The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars. Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity (deficit). Income statement accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income.

  Net Income (Loss) Per Share

     Basic earnings per share was calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) attributable to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all dilutive potential common shares that were outstanding during the period. Potential common shares included in the diluted calculation related to stock options are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

stock options, when dilutive. Additionally, there were no securities that would have impacted the net income (loss) amount used in the dilutive earnings per share calculation for the periods presented.

     The following table reconciles the number of shares utilized in the earnings per share calculations (amounts in thousands):

                                                NINE MONTHS
                                                   ENDED         YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1996            1997            1998
                                                ------------    ------------    ------------
Basic weighted-average shares outstanding.....     8,144           12,677          16,785
Common shares applicable to stock options.....        --              442             713
                                                   -----           ------          ------
Diluted weighted-average shares outstanding...     8,144           13,119          17,498
                                                   =====           ======          ======

     Options to purchase approximately 411,000 shares were outstanding as of December 31, 1998, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been adjusted to give effect to the two-for-one common stock split which was effective June 18, 1998.

  Pro Forma Net Income and Pro Forma Net Income Per Share (Unaudited)

     Pro forma net income has been presented to reflect tax expense based on statutory rates for a subsidiary included in the consolidated results of operations that had previously been taxed as a Sub-S corporation.

     Pro forma basic net income per share has been calculated by dividing pro forma net income by the weighted average number of common shares outstanding during the period. Pro forma diluted net income per share was calculated by dividing pro forma net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The weighted average number of common shares outstanding during the periods presented for the pro forma net income per share calculations assume the conversion of the mandatorily redeemable preferred stock and the mandatorily redeemable Class C common stock into common stock as of the date such stock was first issued.

  Carrying Value of Long-Lived Assets

     The Company reviews the carrying value of all long-lived assets, including equipment, furniture and fixtures, computer software development costs, and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 1998, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

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

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, trade accounts receivable and accounts payable at December 31, 1997 and 1998, approximate fair value because of the short maturity of these instruments.

  Recent Accounting Pronouncements

     In June 1997, the FASB issued the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The provisions of this statement became effective for fiscal years beginning after December 31, 1997, and were adopted by the Company for the year ended December 31, 1998. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. The Company's only adjustment to arrive at comprehensive income is the foreign currency translation adjustment and is presented in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income.

     In June 1997, the FASB also issued the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments. The provisions of this statement became effective for fiscal years beginning after December 31, 1997, and were adopted by the Company for the year ended December 31, 1998. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. Although the Company has five operating segments, separate segment data has not been presented as they meet the criteria set forth in SFAS 131 for aggregation.

  Reclassifications

     Certain prior-year balances have been reclassified in order to conform to the current-period financial statement presentation.

2.  EQUIPMENT, FURNITURE AND FIXTURES:

     Equipment, furniture and fixtures consisted of the following as of December 31, 1997 and 1998:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1998
                                                     ------------    ------------
Equipment..........................................    $ 4,593         $ 6,063
Office furniture and fixtures......................        900             855
Leasehold improvements.............................      1,018           1,002
                                                       -------         -------
                                                         6,511           7,920
Less -- Accumulated depreciation and
  amortization.....................................     (3,254)         (3,333)
                                                       -------         -------
                                                       $ 3,257         $ 4,587
                                                       =======         =======

3.  BUSINESS COMBINATIONS:

PURCHASES

     On November 1, 1996, the Company acquired all of the outstanding common stock of Bellamy by paying cash of $375, issuing notes payable totaling $300 and by issuing 63,600 shares of mandatorily redeemable Class C common stock of the Company (see Note 5) valued at $1.76 per share. The value of the mandatorily

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

redeemable Class C common stock at the acquisition date was determined based on an appraisal of the fair market value of the Company on that date. The assets purchased consisted primarily of investments, accounts receivable, equipment, furniture and fixtures, prepaid expenses, purchased software and other intangible assets. Additionally, the Company assumed various liabilities including accounts payable and accrued expenses, certain customer service liabilities, deferred taxes and a bank loan payable. The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. Accordingly, Bellamy's operating results are included in the consolidated results of operations for the period subsequent to its acquisition. Goodwill of $289 was recognized in connection with the purchase.

     During the year ended December 31, 1997, the Company created Kb Systems as a wholly-owned subsidiary. In December 1997, Kb Systems purchased the net assets of Kb Systems, Inc. for $400 in cash plus $61 in legal fees. The assets purchased consisted principally of purchased software and other intangible assets. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Kb Systems, Inc., for a period of five years. The Company was granted offset rights against royalty payments due under the purchase agreement of $199. This acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     During the year ended December 31, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. The assets purchased consisted of equipment, furniture and fixtures and purchased software. As part of the purchase, HTE also assumed various customer service liabilities. Additionally, the Company entered into a consulting agreement with the former owners of JALAN, Inc. This acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     During the year ended December 31, 1998, the Company created HTE-Vanguard Systems, Inc., a wholly-owned subsidiary, which purchased the net assets of Vanguard Management and Information Systems, Inc. for $400 in cash plus $20 in legal fees. The assets purchased consisted of accounts receivable, equipment, furniture and fixtures, purchased software and other intangible assets. As part of the purchase agreement, the Company also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Vanguard for approximately 5 years and was granted offset rights against royalty payments due under the purchase agreement of $63. This acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each period presented, are as follows (unaudited):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1998
                                                     ------------    ------------
Revenues...........................................    $69,955         $99,316
Net income.........................................      4,195           1,080
Basic earnings per share...........................    $  0.33         $  0.06
Diluted earnings per share.........................    $  0.32         $  0.06

POOLING OF INTERESTS

     On April 1, 1998, the Company purchased privately held Phoenix Systems, LLC (Phoenix), in exchange for 272,036 shares of the Company's common stock valued at approximately $3 million on or about the closing date. Phoenix provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). The acquisition was accounted for as a pooling-of-interests, although the Company did not restate the results of prior periods due to the financial immateriality of Phoenix's historical operations. Therefore, the transaction has been recorded through an adjustment of $40 to retained earnings during 1998.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     In connection with the acquisitions of UCS, Inc. (described in Note 1) and Phoenix, the Company recorded a non-recurring deferred income tax charge of $339 during the year ended December 31, 1998. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

4.  LINE OF CREDIT:

     During 1996, 1997 and part of 1998, the Company had a line of credit with a commercial bank. There were no borrowings outstanding under the line of credit at December 31, 1997.

     In 1998, the Company replaced the existing line of credit with a revolving line of credit of $15,000. This line of credit bears interest at LIBOR plus 1.7 percent and extends through June 30, 2000, at which time the entire unpaid principal balance and any accrued interest is payable in full. The line of credit is collateralized by the Company's assets, including, but not limited to, accounts receivable, general intangibles, inventory and equipment. There were no borrowings outstanding under the line of credit at December 31, 1998. The line of credit requires the Company to maintain certain financial ratios. As of December 31, 1998, the Company was in compliance with all debt covenants.

5.  STOCKHOLDERS' EQUITY (DEFICIT):

     During the year ended December 31, 1996, the Company made advances to its principal stockholders under notes receivable. The notes receivable from stockholders were unsecured, non-interest bearing and had no specified maturity date. Effective December 31, 1996, notes receivable from stockholders of $263 were forgiven by the Company. The forgiveness of the notes receivable from stockholders was reflected as a distribution to stockholders resulting in an increase to the accumulated deficit as of December 31, 1996.

     Prior to the IPO, the Company had two classes of mandatorily redeemable securities outstanding. The mandatorily redeemable preferred stock carried annual dividends, which were cumulative, and were convertible into common stock based on a formula defined in the Company's Articles of Incorporation. During the nine months ended December 31, 1996, and the year ended December 31, 1997, the Company recorded an accretion in value for the mandatorily redeemable preferred stock of $838 and $1,117, respectively. The Company had also issued mandatorily redeemable Class C common stock in connection with the Bellamy acquisition (see Note 3).

     On June 10, 1997, the Company's IPO registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. Concurrent with the effectiveness of the registration statement, the Company completed a recapitalization pursuant to which (i) the number of authorized shares of the Company's Class A common stock and mandatorily redeemable preferred stock were increased to 4,000,000 and 2,000,000, respectively, (ii) all outstanding shares of mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock and Class A common stock were split 53-for-one and exchanged simultaneously on a two-for-one basis for shares of the Company's newly authorized common stock, (iii) the Company paid in cash the accrued dividends of $624 on the mandatorily redeemable preferred stock to the date of the stock splits and exchanges described above and (iv) following the exchanges described above, the mandatorily redeemable preferred stock, Class A common stock, Class B common stock and mandatorily redeemable Class C common stock were canceled, retired and eliminated from the shares the Company is authorized to issue (the Recapitalization).

     The Company sold a total of 4,650,000 shares of common stock in the IPO, 3,900,000 of which were sold in the initial offering in June 1997, and 750,000 of which were sold in July 1997, when the underwriters exercised their over-allotment option. Proceeds received by the Company were approximately $22,620, net of offering costs of $2,955.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     The common stock issued in conjunction with the UCS, Inc. acquisition has been reflected as outstanding for all periods presented.

6.  STOCK COMPENSATION PLANS:

EMPLOYEE STOCK OPTIONS

     On July 1, 1996, the Company granted options to an employee to purchase 106,000 shares of the Company's common stock. The options are exercisable beginning January 1, 1997, at $0.91 per share, which approximated the fair market value of the stock at the date of grant. The options expire the earlier of five years from the date of grant or seven months from the employee's date of termination.

EXECUTIVE INCENTIVE PLAN

     The Company's 1997 Executive Incentive Compensation Plan (the "Executive Incentive Plan") was adopted by the Board of Directors in January 1997. The purpose of the Executive Incentive Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Executive Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 1,908,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock for grants under the Executive Incentive Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Some options have been granted with immediate vesting, although most of the options have vesting schedules over four or five years.

     A summary of the status of the Company's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1997 and 1998, and changes during the periods ending on those dates is presented below:

                                                   1997                             1998
                                       -----------------------------    -----------------------------
                                                    WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                        SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                       ---------    ----------------    ---------    ----------------
Outstanding at beginning of year.....    106,000         $0.91          1,167,000         $ 4.47
  Granted............................  1,061,000          4.83            593,241          12.22
  Exercised..........................         --            --            146,600           4.20
  Forfeited..........................         --            --             98,700           8.15
                                       ---------                        ---------
Outstanding at end of year...........  1,167,000         $4.47          1,514,941         $ 7.29
                                       =========                        =========
Options exercisable at year end......    339,200         $3.52            368,093         $ 3.89
Weighted-average fair value of
  options granted during the year....                    $1.35                            $10.44

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ---------------------------------------------   --------------------------
                      NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
   RANGE OF       OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
   EXERCISE        DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
    PRICES             1998        CONTRACTUAL LIFE     PRICE          1998          PRICE
---------------   --------------   ----------------   ---------   --------------   ---------
$  0.91 to 4.72      926,120             8.0           $ 4.36        357,960         $3.80
   5.94 to 7.32       34,000             8.7             6.34          6,800          6.34
  8.38 to 11.00      144,041             9.3            10.13          3,333          8.57
 12.00 to 14.88      410,780             9.3            12.99             --            --

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an Employee Stock Purchase Plan (ESPP) on July 23, 1997, which was approved by the stockholders in May 1998. The plan was effective as of September 1, 1997, and has been designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Four hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The ESPP qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the results of operations.

     Under the terms of the ESPP, employees can choose each year to have up to 25 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of period or end of period market price. As of December 31, 1998, 51 percent of the Company's employees participate in the plan. As of December 31, 1997 and 1998, there were 40,120 and 152,276 purchase rights outstanding. These purchase rights were exercisable at the respective year-ends and had a weighted-average exercise price of $6.59 and $4.25 as of December 31, 1997 and 1998, respectively. The weighted-average fair value of purchase rights granted during 1997 and 1998 under the ESPP was $1.90 and $1.97, respectively. All outstanding purchase rights at December 31, 1997 and 1998, were exercised in January 1998 and 1999, respectively.

     The fair value of options granted during the fiscal years ended December 31, 1997 and 1998, reported below has been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions for options granted during 1997 and 1998:

                                               STOCK OPTION PLAN                      ESPP
                                          ----------------------------    ----------------------------
                                           YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1997            1998            1997            1998
                                          ------------    ------------    ------------    ------------
Expected life (in years)................        10              10              .3              .3
Weighted-average risk-free interest
  rate..................................      6.74%           5.50%           5.21%           4.32%
Volatility..............................      45.4%           76.7%           45.4%           76.7%
Dividend yield..........................        --              --              --              --

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        NINE MONTHS
                                           ENDED         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            1996            1997            1998
                                        ------------    ------------    ------------
Net income (loss) attributable to
  common stockholders:
  As reported.........................    $(1,293)         $2,646          $  982
  Pro forma...........................     (1,328)          2,180            (535)
Basic earnings per share:
  As reported.........................    $ (0.16)         $ 0.21          $ 0.06
  Pro forma...........................      (0.16)           0.17           (0.03)
Diluted earnings per share:
  As reported.........................    $ (0.16)         $ 0.20          $ 0.06
  Pro forma...........................      (0.16)           0.17           (0.03)

     The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for the periods presented are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

7.  EMPLOYEE RETIREMENT PLAN:

     The Company has established an employee retirement savings plan that covers substantially all employees who have met certain service and age requirements. Employees may contribute from two percent to 10 percent of their annual compensation to the plan as limited by Internal Revenue Service regulations. The Company will match contributions up to three percent of each individual's compensation. Contributions made by the Company totaled $384, $616 and $577 for the nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

8.  INCOME TAXES:

     The provision for income taxes consists of the following for the nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998:

                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  1996            1997            1998
                                              ------------    ------------    ------------
Current:
  Federal...................................      $284           $2,126          $  170
  State.....................................        60              440              33
                                                  ----           ------          ------
                                                   344            2,566             203
Deferred....................................       237              (84)          1,050
                                                  ----           ------          ------
                                                  $581           $2,482          $1,253
                                                  ====           ======          ======

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     Included in the current federal portion of the provision for income taxes for the years ended December 31, 1997 and 1998, are foreign taxes of $53 and $101, respectively, arising from the operations of Bellamy.

     The provision for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate of 34 percent to income before provision for income taxes for the nine months ended December 31, 1996, and years ended December 31, 1997 and 1998, as follows:

                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  1996            1997            1998
                                              ------------    ------------    ------------
U.S. federal income tax rate................      34.00%         34.00%          34.00%
  UCS and Phoenix taxable status............     158.57           0.29           13.28
  State taxes...............................       3.63           4.62            4.62
  Tax-exempt interest.......................         --          (2.03)          (6.04)
  Meals and entertainment...................       2.87           0.67            4.06
  Pooling of interests acquisition
     expenses...............................         --             --            4.09
  Other.....................................       0.59           1.01            2.05
                                                 ------          -----           -----
Effective tax rate..........................     199.66%         38.56%          56.06%
                                                 ======          =====           =====

     Deferred income taxes consisted of the following as of December 31, 1998:

                                                      CURRENT    NONCURRENT     TOTAL
                                                      -------    ----------    -------
Tax assets:
  Accrued liabilities...............................  $  515      $    --      $   515
  Allowance for doubtful accounts...................     522           --          522
  Deferred lease commitment.........................      --          149          149
  Other intangible assets...........................      --          180          180
  Other.............................................       3           --            3
                                                      ------      -------      -------
          Total assets..............................   1,040          329        1,369
                                                      ------      -------      -------
Tax liabilities:
  Prepaid expenses..................................    (555)          --         (555)
  Basis difference in fixed assets..................      --         (335)        (335)
  Capitalized software development costs............      --       (2,509)      (2,509)
                                                      ------      -------      -------
          Total liabilities.........................    (555)      (2,844)      (3,399)
                                                      ------      -------      -------
Net deferred tax asset (liability)..................  $  485      $(2,515)     $(2,030)
                                                      ======      =======      =======

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

     Deferred income taxes consisted of the following as of December 31, 1997:

                                                       CURRENT    NONCURRENT     TOTAL
                                                       -------    ----------    -------
Tax assets:
  Accrued liabilities................................   $439       $    --      $   439
  Allowance for doubtful accounts....................    238            --          238
  Deferred lease commitment..........................     --            67           67
  Other..............................................     74            32          106
                                                        ----       -------      -------
          Total assets...............................    751            99          850
                                                        ----       -------      -------
Tax liabilities:
  Basis difference in fixed assets...................     --          (203)        (203)
  Capitalized software development costs.............     --        (1,494)      (1,494)
  Other intangible assets............................     --          (133)        (133)
                                                        ----       -------      -------
          Total liabilities..........................     --        (1,830)      (1,830)
                                                        ----       -------      -------
Net deferred tax asset (liability)...................   $751       $(1,731)     $  (980)
                                                        ====       =======      =======

9.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company leases office space, furniture, automobiles and equipment under certain long-term non-cancelable operating lease agreements with varying terms and conditions.

     Future aggregate minimum rental payments under these agreements are as follows as of December 31, 1998:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
                  ------------------------                      -------
1999........................................................    $ 3,799
2000........................................................      2,384
2001........................................................      1,719
2002........................................................      1,496
2003........................................................      1,213
Thereafter..................................................      4,339
                                                                -------
                                                                $14,950
                                                                =======

     In April 1996, the Company entered into a lease agreement for the corporate office in Lake Mary under a 10-year, non-cancelable operating lease, which began on May 1, 1997. The lease agreement also provides the Company with three five-year renewal options. The Company expenses the total estimated cash payments on a straight-line basis over the life of the lease. The cumulative difference between the amount expensed and the amount actually paid is recorded as a deferred lease commitment on the accompanying consolidated balance sheets at December 31, 1997 and 1998. Rent expense under operating leases totaled approximately $1,129, $2,359 and $4,892 for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

PRODUCT ROYALTY AGREEMENTS

     The Company has entered into several product royalty agreements with various entities who have sold their application rights or product designs to the Company. The majority of these agreements are similar in

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

nature in that they each state that royalties shall be paid on the basis of applicable software license revenues collected by the Company. However, each agreement may have a different percentage upon which the product royalty is based. The Company accrues these product royalties as the applicable software license revenues are recognized. The Company has recorded $611 and $433 as accrued liabilities for product royalties as of December 31, 1997 and 1998, respectively. Royalty expense was approximately $263, $325 and $196 for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively, and is included in cost of software licenses in the accompanying consolidated statements of operations.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

     Effective February 1997, the Company entered into employment agreements with Dennis J. Harward, the Company's President, Chief Executive Officer and Chairman of the Board and Jack L. Harward, the Company's Executive Vice President. Each of the agreements is for a term of three years, and automatically renews for successive one-year periods. In the event either executive is terminated without "Cause," the Company must pay to such executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary for a period of 12 months as well as continue to provide the executive with incentive compensation and the other benefits under the agreement for the same period. Additionally, upon termination without "Cause," the Company must pay to each executive a single lump sum payment equal to the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans.

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

10.  LITIGATION:

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

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 -- (CONTINUED)

11.  SUBSEQUENT EVENTS:

     In January 1999, the Company announced that it would take a one-time pre-tax cost reduction restructuring charge during the first quarter of 1999 between $2,000 and $2,500.

12.  SUPPLEMENTAL NONCASH TRANSACTIONS:

     The Company includes depreciation on certain equipment in the costs capitalized as computer software development costs. During the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998, depreciation of $88, $160 and $323, respectively, was capitalized as computer software development costs.

     In December 1997, the Company purchased net assets of Kb Systems, Inc. for $400 plus legal costs of $61. As of December 31, 1997, $100 of the purchase price remained unpaid pending satisfactory resolution of certain matters related to Kb Systems, Inc.

     In 1998, the Company purchased the net assets of Jalan, Inc. for $1,723 and Vanguard Management and Information Systems, Inc. for $420. The Company also capitalized an additional $15 for the purchase price of KB Systems, Inc. in 1998. Additionally, the Company acquired Phoenix Systems, L.L.C and UCS, Inc. through pooling of interests transactions, which resulted in immaterial cash payments of $53 and $2, respectively.

     The acquisitions had the following non-cash effect of increasing (decreasing) the following accounts for the nine months ended December 31, 1996, and the years ended December 31, 1997 and 1998:

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1996            1997            1998
                                                ------------    ------------    ------------
Trade accounts receivable.....................      $124            $ --           $  227
Other current assets..........................       121             198               63
Equipment, furniture and fixtures.............       158              --               63
Purchased software............................       257             319            1,915
Other intangible assets.......................       386             194              359
Goodwill established due to recognition of
  deferred income taxes (included in other
  intangible assets)..........................       289              --               15
Accounts payable..............................       123              --               --
Accrued liabilities...........................        --             100               --
Deferred revenue..............................       128             250              388
Notes payable to related parties..............       300              --               --
Long-term debt................................         8              --               --
Deferred income taxes (long-term liability)...       289              --               --
Mandatorily redeemable Class C common stock...       112              --               --
Common stock..................................        --              --                3
Additional paid in capital....................        --              --               (2)
Retained earnings.............................        --              --               40