Form 10-Q
period 1999-03-31
HTE INC
filed 1999-05-14
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         ______________


                          Commission File No: 0-22657


                                  H.T.E., INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                       59-2133858
            -------                                       ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                                 (407) 304-3235
                           ---------------------------
  (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                OUTSTANDING AS OF APRIL 30, 1999
                  -----                --------------------------------
              Common stock
         Par value $.01 per share                 17,165,140


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                      MARCH 31,    DECEMBER 31,
                                                        1999           1998
                                                    -----------    ------------
                                                    (Unaudited)
ASSETS


CURRENT ASSETS:
      Cash and cash equivalents                       $ 3,064        $ 7,553
      Trade accounts receivable, net                   40,612         40,635
      Income tax receivable                             3,255          3,050
      Deferred income taxes                               485            485
      Other current assets                              4,322          4,347
                                                      -------        -------
            Total current assets                       51,738         56,070
                                                      -------        -------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net         4,288          4,587
                                                      -------        -------

OTHER ASSETS:
      Computer software development costs, net          6,663          6,393
      Other intangible assets                           2,224          2,498
      Deposits                                            289            283
                                                      -------        -------
            Total other assets                          9,176          9,174
                                                      -------        -------
                                                      $65,202        $69,831
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities        $ 8,265        $11,829
      Deferred revenue                                 20,722         22,163
                                                      -------        -------
            Total current liabilities                  28,987         33,992
                                                      -------        -------

LONG-TERM LIABILITIES:
      Deferred income taxes                             2,515          2,515
      Other long-term liabilities                         434            385
                                                      -------        -------
            Total long-term liabilities                 2,949          2,900
                                                      -------        -------

STOCKHOLDERS' EQUITY:
      Common stock                                        172            170
      Additional paid-in capital                       30,307         29,661
      Retained earnings                                 2,823          3,144
      Cumulative translation adjustment                   (36)           (36)
                                                      -------        -------
            Total stockholders' equity                 33,266         32,939
                                                      -------        -------
                                                      $65,202        $69,831
                                                      =======        =======




                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                            1999           1998
                                                          -------        -------

CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
      Software licenses                                   $ 8,569        $ 8,559
      Professional services                                 7,573          4,313
      Hardware                                              4,045          2,613
      Maintenance and other                                 5,562          4,094
      Resource management                                     433            361
                                                          -------        -------
           Total revenues                                  26,182         19,940
                                                          -------        -------
EXPENSES:
      Cost of software licenses                             1,848          1,309
      Cost of professional services                         4,288          2,566
      Cost of hardware                                      3,276          1,946
      Cost of maintenance and other                         2,313          2,001
      Cost of resource management                             259            241
      Research and development                              4,326          2,889
      Sales and marketing                                   4,652          3,638
      General and administrative                            3,982          3,325
      Employee termination benefits and other costs         1,809             --
                                                          -------        -------
           Total expenses                                  26,753         17,915
                                                          -------        -------
OPERATING INCOME (LOSS)                                      (571)         2,025
INTEREST INCOME, net                                           45            144
                                                          -------        -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
      INCOME TAXES                                           (526)         2,169
PROVISION (BENEFIT) FOR INCOME TAXES                         (205)           839
                                                          -------        -------
NET INCOME (LOSS)                                            (321)         1,330
      Foreign currency translation adjustments                 --            (22)
                                                          -------        -------
COMPREHENSIVE INCOME (LOSS)                               $  (321)       $ 1,308
                                                          =======        =======
NET INCOME (LOSS) PER SHARE:
      Basic                                               $ (0.02)       $  0.08
                                                          =======        =======
      Diluted                                             $ (0.02)       $  0.08
                                                          =======        =======

PRO FORMA NET INCOME DATA:
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
      INCOME TAXES                                        $  (526)       $ 2,169
PRO FORMA PROVISION (BENEFIT) FOR INCOME TAXES               (205)           820
                                                          -------        -------
PRO FORMA NET INCOME (LOSS)                               $  (321)       $ 1,349
                                                          =======        =======
PRO FORMA NET INCOME (LOSS) PER SHARE:
      Basic                                               $ (0.02)       $  0.08
                                                          =======        =======
      Diluted                                             $ (0.02)       $  0.08
                                                          =======        =======


                 The accompanying notes are an integral part of
                        these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         1999           1998
                                                                       -------        -------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                $  (321)       $ 1,330
      Adjustments to reconcile net income (loss) to net cash
           used in operating activities--
           Depreciation and amortization                                 1,410          1,283
           Changes in operating assets and liabilities--
                Decrease (increase) in assets--
                      Trade accounts receivable, net                        23         (2,951)
                      Income tax receivable                               (205)            --
                      Other current assets                                  25           (713)
                      Deposits                                              (6)           (57)
                Increase (decrease) in liabilities--
                      Accounts payable and accrued liabilities          (3,564)        (2,065)
                      Deferred revenue                                  (1,441)           270
                      Other liabilities                                     49             28
                                                                       -------        -------
                           Net cash used in operating activities        (4,030)        (2,875)
                                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                (103)          (666)
      Change in restricted cash                                             --          1,574
      Computer software development costs                               (1,004)        (1,115)
      Cash paid for acquisitions                                            --         (1,723)
                                                                       -------        -------
                           Net cash used in investing activities        (1,107)        (1,930)
                                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                           648            312
      Change in due to stockholders                                         --            (18)
                                                                       -------        -------
                           Net cash provided by financing
                               activities                                  648            294
                                                                       -------        -------

Effect of foreign currency exchange rate changes on cash
      and cash equivalents                                                  --            (22)
                                                                       -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,489)        (4,533)

CASH AND CASH EQUIVALENTS, beginning of period                           7,553         18,634
                                                                       -------        -------

CASH AND CASH EQUIVALENTS, end of period                               $ 3,064        $14,101
                                                                       =======        =======

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
      Cash paid for interest                                           $     4        $     1
      Cash paid for income taxes                                            23            666




                  The accompanying notes are an integral part
                       of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, and HTE-Vanguard Systems, Inc., a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

On June 1, 1998, the Company, through its wholly-owned subsidiary UCS, purchased privately held UCS, Inc., in exchange for 1,120,000 shares of the Company's common stock valued at approximately $15 million as of the April 1998 agreement valuation date. UCS, Inc. is a mobile work force automation provider of field-based reporting software. The acquisition has been accounted for as a pooling of interests. Therefore, the accompanying consolidated financial statements include the results of operations of UCS, Inc. for all periods presented.

1.  LITIGATION AND OTHER CONTINGENCIES

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

The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties will not have a material adverse effect on the Company's financial position or operating results.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


2.  EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                            1999        1998
                                                           ------      ------

Basic weighted-average shares outstanding                 17,153       16,532
Common shares applicable to stock options using
  the treasury stock method                                   --          652
                                                          ------       ------
Diluted weighted average shares outstanding               17,153       17,184
                                                          ======       ======

Options to purchase approximately 1.9 million shares were outstanding as of March 31, 1999, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been further adjusted to give effect to the two-for-one common stock split, which was effective on June 18, 1998.

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

3.  BUSINESS COMBINATIONS

PURCHASES

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

In August 1998, the Company created HTE-Vanguard Systems, Inc., a wholly-owned subsidiary, which purchased the net assets of Vanguard Management and Information Systems, Inc. (Vanguard) for $420 in cash. The assets purchased consisted of accounts receivable, equipment, furniture and fixtures, purchased software and other intangible assets. As part of the purchase agreement, the Company also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Vanguard for approximately five years and was granted offset rights for royalties due under this agreement of $63. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


3.  BUSINESS COMBINATIONS (CONTINUED)

Revenues, net income and earnings per share presented for the quarter ended March 31, 1998, on a pro forma basis, as if the acquisitions had occurred at the beginning of the quarter, are as follows (unaudited):

                                     THREE MONTHS ENDED
                                       MARCH 31, 1998
                                     ------------------

         Revenues                         $20,094
         Net income                         1,368
         Basic earnings per share         $  0.08
         Diluted earnings per share       $  0.08


4.  OPERATING SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131) in 1998. SFAS 131 establishes standards for reporting information about operating segments. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. Although the Company has five operating segments, separate segment data has not been presented as they meet the criteria set forth in SFAS 131 for aggregation.

5.  EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, 1999, the Company incurred employee termination benefits and other costs of $1,809, which include employee severance packages and termination of unnecessary lease obligations of the Company. After reviewing its staffing requirements, the Company terminated 52 employees across all areas of the Company. The employee severance package benefits related to these terminations were $909. As of March 31, 1999, $187 of employee termination benefits remain accrued in accounts payable and accrued liabilities. The Company also incurred $482 for the termination of unnecessary lease obligations of the Company, of which $250 remain accrued at March 31, 1999. Earnings per share, excluding the after tax effect of these employee termination benefits and other costs, was $0.05.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 1999 and March 31, 1998," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1999         1998
                                                                          -----        -----

         REVENUES:
               Software licenses                                           32.7%        42.9%
               Professional services                                       28.9         21.6
               Hardware                                                    15.5         13.1
               Maintenance and other                                       21.2         20.6
               Resource management                                          1.7          1.8
                                                                          -----        -----
                    Total revenues                                        100.0        100.0
                                                                          -----        -----
         EXPENSES:
               Cost of software licenses                                    7.1          6.6
               Cost of professional services                               16.4         12.9
               Cost of hardware                                            12.5          9.7
               Cost of maintenance and other                                8.8         10.0
               Cost of resource management                                  1.0          1.2
               Research and development                                    16.5         14.5
               Sales and marketing                                         17.8         18.2
               General and administrative                                  15.2         16.7
               Employee termination benefits and other costs                6.9           --
                                                                          -----        -----
                    Total expenses                                        102.2         89.8
                                                                          -----        -----
         OPERATING INCOME (LOSS)                                           (2.2)        10.2
         INTEREST INCOME, net                                               0.2          0.7
                                                                          -----        -----
         INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
               INCOME TAXES                                                (2.0)        10.9
         PROVISION (BENEFIT) FOR INCOME TAXES                              (0.8)         4.2
                                                                          -----        -----
         NET INCOME (LOSS)                                                 (1.2)%        6.7%
                                                                          =====        =====


                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

Comparison of Three Months Ended March 31, 1999 and March 31, 1998 (Amounts in thousands)

     Revenues

         The Company's total revenues increased by 31% to $26,182 for the three months ended March 31, 1999, from $19,940 for the three months ended March 31, 1998.

         Software License Revenues. Revenues from software licenses remained relatively constant at $8,569 for the three months ended March 31, 1999, compared to $8,559 for the three months ended March 31, 1998. As a percentage of total revenues, software license revenues decreased to 32.7% for the three months ended March 31, 1999, from 42.9% for the three months ended March 31, 1998. The percentage decrease resulted primarily from increased service revenues resulting from an effort to reduce the services backlog.

         Professional Services Revenues. Revenues from professional services increased 76% to $7,573 for the three months ended March 31, 1999, from $4,313 for the three months ended March 31, 1998. As a percentage of total revenues, professional services revenues increased to 28.9% for the three months ended March 31, 1999, from 21.6% for the three months ended March 31, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998 and 1999.

         Hardware Revenues. Hardware revenues increased 55% to $4,045 for the three months ended March 31, 1999, from $2,613 for the three months ended March 31, 1998. As a percentage of total revenues, hardware revenues increased to 15.5% for the three months ended March 31, 1999, from 13.1% for the three months ended March 31, 1998. The dollar and percentage increases were primarily due to a larger number of sales of software licenses to customers who required additional hardware.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 36% to $5,562 for the three months ended March 31, 1999, from $4,094 for the three months ended March 31, 1998. As a percentage of total revenues, maintenance and other revenues increased to 21.2% for the three months ended March 31, 1999, from 20.6% for the three months ended March 31, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses, customer system upgrades and price increases in the fees charged for annual maintenance.

         Resource Management Revenues. Revenues from resource management increased 20% to $433 for the three months ended March 31, 1999, from $361 for the three months ended March 31, 1998. As a percentage of total revenues, resource management revenues remained relatively constant at 1.7% for the three months ended March 31, 1999, compared to 1.8% for the three months ended March 31, 1998. The dollar increase was primarily related to the sale of additional services.

     Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased by 41% to $1,848 for the three months ended March 31, 1999, compared to $1,309 for the three months ended March 31, 1998. As a percentage of software license revenues, cost of software licenses increased to 21.6% for the three months ended March 31, 1999, from 15.3% for the three months ended March 31, 1998. The dollar and percentage increases resulted primarily from an increased number of third-party software licenses, specifically module enhancements such as report writers and imaging products and third-party software related to public safety applications which typically carries a higher cost of sale than other third-party products.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 67% to $4,288 for the three months ended March 31, 1999, from $2,566 for the three months ended March 31, 1998. As a percentage of professional services revenues, cost of professional services decreased to 56.6% for the three months ended March 31, 1999, from 59.5% for the three months ended March 31, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The decrease in the cost of professional services as a percentage of professional services revenues was primarily due to higher utilization rates of billable consultants.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 68% to $3,276 for the three months ended March 31, 1999, from $1,946 for the three months ended March 31, 1998. As a percentage of hardware revenues, cost of hardware increased to 81.0% for the three months ended March 31, 1999, from 74.5% for the three months ended March 31, 1998. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the higher volume and smaller size of new contracts signed, which typically results in smaller hardware margins.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists primarily telephone support, 7 days a week, 24 hours a day, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 16% to $2,313 for the three months ended March 31, 1999, from $2,001 for the three months ended March 31, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 41.6% for the three months ended March 31, 1999, from 48.9% for the three months ended March 31, 1998. The dollar increase was primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 7% to $259 for the three months ended March 31, 1999, from $241 for the three months ended March 31, 1998. As a percentage of resource management revenues, cost of resource management decreased to 59.8% for the three months ended March 31, 1999, from 66.8% for the three months ended March 31, 1998. The dollar increase was primarily related to costs associated with additional services. The decrease in the cost of resource management as a percentage of resource management revenues was related to the leveraging of existing resources.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 50% to $4,326 for the three months ended March 31, 1999, from $2,889 for the three months ended March 31, 1998. As a percentage of total revenues, research and development increased to 16.5% for the three months ended March 31, 1999, from 14.5% for the three months ended March 31, 1998. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 28% to $4,652 for the three months ended March 31, 1999, from $3,638 for the three months ended March 31, 1998. As a percentage of total revenues, sales and marketing decreased to 17.8% for the three months ended March 31, 1999, from 18.2% for the three months ended March 31, 1998. The dollar increase was attributable to the Company's expansion of its direct sales force, increased marketing efforts, travel and other expenses related to increased sales activity. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to an effort to control costs, which resulted in revenues growing at a higher rate than the associated costs.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 20% to $3,982 for the three months ended March 31, 1999, from $3,325 for the three months ended March 31, 1998. As a percentage of total revenues, general and administrative expenses decreased to 15.2% for the three months ended March 31, 1999, from 16.7% for the three months ended March 31, 1998. The dollar increase was due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the leveraging of existing resources.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,809, or 6.9% of total revenues, for the three months ended March 31, 1999. These costs consist of $909 for employee severance packages and $482 for termination of unnecessary lease obligations of the Company. Earnings per share, excluding the after tax effect of these costs, was $0.05. There were no comparable expenses for the three months ended March 31, 1998.

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

YEAR 2000 COMPLIANCE

         Risks Associated with the Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. There are several aspects to the Year 2000 issues, as follows:

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

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

         Year 2000 Compliance. The Company believes that the current versions of its products are Year 2000 compliant. The Company regularly runs regression tests on its software, including tests of the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Notwithstanding the fact that the Company regularly provides software upgrades to its customers and the fact that these newer upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, non-compliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company anticipates that, generally throughout the software industry, substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

         Internal Systems. The Company has also reviewed its internal systems for Year 2000 compliance and is in the process of upgrading to Year 2000 compliant versions from third-party software vendors, modifying certain systems, and planning to replace certain systems with new third-party software, which the Company expects to complete prior to January 1, 2000. In addition to making its own systems Year 2000 ready, the Company has also begun to contact its key suppliers and vendors to determine the extent to which the systems of such suppliers and vendors are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company has appointed its Manager of Quality Assurance to oversee all activities associated with Year 2000 compliance issues. A standing committee meets on a monthly basis to review appropriate activities. Management does not believe that the cost to bring its software products and internal systems into Year 2000 compliance will have a material adverse effect on the Company's results of operations or financial condition. However, delays in upgrading some systems to Year 2000 compliance, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, vendors, and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. The Company has no contingency plan as such, however, the Company believes it should be able to identify alternative vendors if the need arises.

         Expenses Related to Year 2000 Compliance. The Company has not incurred significant expense in becoming Year 2000 compliant, as this has been achieved as a part of regular upgrades to its internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $4,030 and $2,875 during the three months ended March 31, 1999 and 1998, respectively. The increase in cash used in operating activities is primarily due to the decrease in accounts payable and accrued liabilities.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $1,107 and $1,930 during the three months ended March 31, 1999 and 1998, respectively. Capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs. In 1998, the Company acquired JALAN, Inc. and Vanguard Management and Information Systems, Inc.

Net cash provided by financing activities was $648 and $294 during the three months ended March 31, 1999 and 1998, respectively. The 1999 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan. The 1998 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan, partially offset by the payment of the amounts due to stockholders related to the UCS acquisition.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

The Company believes its cash balances and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems, L.L.C. by issuing 272,036 shares of common stock valued at $3,000 on or about the closing date. On June 1, 1998, the Company acquired UCS, Inc. by issuing 1,120,000 shares of common stock valued at $15,000 as of the April 1998 agreement valuation date. Both the Phoenix Systems, L.L.C. and UCS, Inc. acquisitions were accounted for as pooling-of-interests. On August 31, 1998, the Company purchased the net assets of Vanguard Management and Information Systems, Inc. for $420. The letter of intent, dated February 10, 1999, between World Commerce Online, Inc. and the Company automatically terminated on March 31, 1999, as a definitive agreement was not reached between the two parties.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business, as both a claimant and a defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these outstanding claims and actions will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) During the three months ended March 31, 1999, the Company continued to use the net proceeds of the initial public offering for working capital purposes and investments, which totaled $4,030 and $1,107 respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of March 31, 1999, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         Number                           Name
         ------    -------------------------------------------------------------

          27.0     Financial Data Schedule (submitted only in electronic format)



(b)  REPORTS ON FORM 8-K

The Company filed a Form 8-K on January 14, 1999, indicating the increase of shares of common stock registered on the Company's outstanding Form S-8 registration statements for its employee benefit plans, which resulted from the Company's stock split.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  H.T.E., INC.

Date: May 13, 1999

                                  /s/ DENNIS J. HARWARD
                                  ----------------------------------------------
                                      Dennis J. Harward
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)



                                  /s/ SUSAN D. FALOTICO
                                  ----------------------------------------------
                                      Susan D. Falotico
                                      VICE PRESIDENT, TREASURER AND
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX



Number        Name
------        -----------------------------------------------------------------

 27.0         Financial Data Schedule (submitted only in electronic format)
