Form 10-Q
period 1999-06-30
HTE INC
filed 1999-08-16
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________ to ______________

                          Commission File No: 0-22657

                                  H.T.E., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       59-2133858
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                                 (407) 304-3235
  ---------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  OUTSTANDING AS OF AUGUST 5, 1999
         -----                                  --------------------------------
    Common stock
Par value $.01 per share                                   17,372,374

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                      JUNE 30,     DECEMBER 31,
                                                        1999          1998
                                                    -----------    ------------
ASSETS                                              (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                        $  4,955       $  7,553
    Trade accounts receivable, net                     39,343         40,635
    Income tax receivable                               4,277          3,050
    Deferred income taxes                                 485            485
    Other current assets                                3,610          4,347
                                                     --------       --------
       Total current assets                            52,670         56,070
                                                     --------       --------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net         4,089          4,587
                                                     --------       --------
OTHER ASSETS
    Computer software development costs, net            6,737          6,393
    Other intangible assets                             3,108          2,498
    Deposits                                              269            283
                                                     --------       --------
       Total other assets                              10,114          9,174
                                                     --------       --------
                                                     $ 66,873       $ 69,831
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued liabilities         $  8,641       $ 11,829
    Deferred revenue                                   23,509         22,163
                                                     --------       --------
       Total current liabilities                       32,150         33,992
                                                     --------       --------
LONG-TERM LIABILITIES
    Deferred income taxes                               2,515          2,515
    Other long-term liabilities                           482            385
                                                     --------       --------
       Total long-term liabilities                      2,997          2,900
                                                     --------       --------
STOCKHOLDERS' EQUITY
    Common stock                                          172            170
    Additional paid-in capital                         30,362         29,661
    Retained earnings                                   1,226          3,144
    Cumulative translation adjustment                     (34)           (36)
                                                     --------       --------
       Total stockholders' equity                      31,726         32,939
                                                     --------       --------
                                                     $ 66,873       $ 69,831
                                                     ========       ========

              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                         -----------------------       -----------------------
                                                           1999           1998           1999           1998
                                                         --------       --------       --------       --------
CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
    Software licenses                                    $  6,254       $ 11,242       $ 14,823       $ 19,801
    Professional services                                   6,127          5,141         13,700          9,454
    Hardware                                                5,047          2,864          9,092          5,477
    Maintenance and other                                   6,381          4,268         11,943          8,362
    Resource management                                       402            362            835            723
                                                         --------       --------       --------       --------
       Total revenues                                      24,211         23,877         50,393         43,817
                                                         --------       --------       --------       --------
EXPENSES:
    Cost of software licenses                               1,703          1,707          3,551          3,016
    Cost of professional services                           4,083          2,980          8,371          5,546
    Cost of hardware                                        4,160          2,432          7,436          4,378
    Cost of maintenance and other                           2,344          2,399          4,657          4,400
    Cost of resource management                               256            226            515            467
    Research and development                                4,772          3,337          9,098          6,226
    Sales and marketing                                     5,256          4,684          9,908          8,322
    General and administrative                              4,290          3,501          8,272          6,826
    Acquisition related                                        --            237             --            237
    Employee termination and other costs                       --             --          1,809             --
                                                         --------       --------       --------       --------
       Total expenses                                      26,864         21,503         53,617         39,418
                                                         --------       --------       --------       --------
OPERATING INCOME (LOSS)                                    (2,653)         2,374         (3,224)         4,399
INTEREST INCOME, net                                           34            111             79            255
                                                         --------       --------       --------       --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
    TAXES                                                  (2,619)         2,485         (3,145)         4,654
PROVISION (BENEFIT) FOR INCOME TAXES                       (1,021)         1,306         (1,227)         2,145
                                                         --------       --------       --------       --------
NET INCOME (LOSS)                                          (1,598)         1,179         (1,918)         2,509
    Foreign currency translation adjustments                    2            (17)             2            (39)
                                                         --------       --------       --------       --------
COMPREHENSIVE INCOME (LOSS)                              $ (1,596)      $  1,162       $ (1,916)      $  2,470
                                                         ========       ========       ========       ========
NET INCOME (LOSS) PER SHARE:
    Basic                                                $  (0.09)      $   0.07       $  (0.11)      $   0.15
                                                         ========       ========       ========       ========
    Diluted                                              $  (0.09)      $   0.07       $  (0.11)      $   0.14
                                                         ========       ========       ========       ========

PRO FORMA INCOME DATA:
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
    TAXES                                                  (2,619)         2,485         (3,145)         4,654
PRO FORMA PROVISION (BENEFIT) FOR INCOME TAXES             (1,021)           937         (1,227)         1,756
                                                         --------       --------       --------       --------
PRO FORMA NET INCOME (LOSS)                              $ (1,598)      $  1,548       $ (1,918)      $  2,898
                                                         ========       ========       ========       ========
PRO FORMA PER SHARE DATA:
PRO FORMA NET INCOME (LOSS) PER SHARE
    Basic                                                $  (0.09)      $   0.09       $  (0.11)      $   0.17
                                                         ========       ========       ========       ========
    Diluted                                              $  (0.09)      $   0.09       $  (0.11)      $   0.17
                                                         ========       ========       ========       ========



              The accompanying notes are an integral part of these
                           consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ----------------------
                                                                          1999          1998
                                                                        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $(1,918)      $  2,509
    Adjustments to reconcile net income (loss) to net cash used in operating activities--
    Depreciation and amortization                                         2,984          2,430
    Deferred income taxes                                                    --            335
    Changes in operating assets and liabilities--
       Decrease (increase) in assets--
          Trade accounts receivable, net                                  1,292         (8,296)
          Income tax receivable                                          (1,227)            --
          Other current assets                                              737         (1,257)
          Deposits                                                           14            (65)
       Increase (decrease) in liabilities--
          Accounts payable and accrued liabilities                       (3,288)          (797)
          Deferred revenue                                                1,173          1,902
          Other liabilities                                                  97             54
                                                                        -------       --------
              Net cash used in operating activities                        (136)        (3,185)
                                                                        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (300)        (1,194)
    Change in restricted cash                                                --          1,574
    Computer software development costs                                  (1,967)        (2,205)
    Cash paid for acquisitions                                             (900)        (1,792)
                                                                        -------       --------
             Net cash used in investing activities                       (3,167)        (3,617)
                                                                        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                              703            312
    Change in due to stockholders                                            --         (1,213)
                                                                        -------       --------
             Net cash provided by (used in) financing activities            703           (901)
                                                                        -------       --------
Effect of foreign currency exchange rate changes on cash and cash
    equivalents                                                               2            (39)
                                                                        -------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,598)        (7,742)

CASH AND CASH EQUIVALENTS, beginning of period                            7,553         18,634
                                                                        -------       --------

CASH AND CASH EQUIVALENTS, end of period                                $ 4,955       $ 10,892
                                                                        =======       ========
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
    Cash paid for interest                                              $     7       $      5
    Cash paid for income taxes                                               --          2,661


              The accompanying notes are an integral part of these
                           consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and HTE-IOD, Inc., a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

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

On February 3, 1999, a regulated privately owned utility corporation filed a demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment that the utility corporation is not obligated to the Company for a majority of the $1,196 paid pursuant to the Software License and Services Agreement and for other damages to be determined at the arbitration. The Company denied liability and filed a counterclaim on March 8, 1999, alleging that the utility corporation breached its contractual duties and obligations under such agreement. The Company is seeking damages against the utility corporation in excess of $1,220 and for other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaim. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

1. LITIGATION (CONTINUED)

On April 9, 1999, a municipality filed demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment requiring the Company to pay damages for breach of contract in an amount to be determined at the arbitration. The municipality has demanded return of $991 paid to the Company. The Company denied liability and filed counterclaims on May 3, 1999, alleging that: (i) the municipality breached its contractual duties and obligations under a Hardware Purchase Agreement and a Software License and Services Agreement with the Company; and (ii) the municipality breached its duty of good faith and fair dealing with the Company. The Company is seeking damages against the municipality in excess of $1,800 and other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaims. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties will not have a material adverse effect on the Company's financial position or operating results.

2. EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                           ------------------      ------------------
                                                            1999        1998        1999        1998
                                                           ------      ------      ------      ------
      Basic weighted-average shares outstanding            17,190      16,816      17,177      16,675
      Common shares applicable to stock options using
           the treasury stock method                           --         855          --         748
                                                           ------      ------      ------      ------
      Diluted weighted average shares outstanding          17,190      17,671      17,177      17,423
                                                           ======      ======      ======      ======

Options to purchase approximately 1.9 million shares were outstanding as of June 30, 1999, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been further adjusted to give effect to the two-for-one common stock split, which was effective on June 18, 1998.

Pro forma net income has been presented to reflect tax expense based on statutory rates for a subsidiary included in the consolidated results of operations that had previously been taxed as a Subchapter S corporation.

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

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

In June 1999, the Company created HTE-IOD, Inc., a wholly-owned subsidiary, which purchased the net assets of Information On Demand, Inc. for $900 in cash and an escrow payable of $100. The Company could pay up to an additional $2,000 for the purchase if HTE-IOD, Inc. meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. The assets purchased consisted of developed technology, which was recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, HTE also assumed various customer service liabilities. The Company entered into an employment agreement with the former owner of Information on Demand, Inc., who will serve as president of HTE-IOD, Inc. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

Revenues, net income and earnings per share presented for the three months and six months ended June 30, 1999 and 1998, on a pro forma basis, as if the acquisitions had occurred at the beginning of the applicable period, are as follows (unaudited):

                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                         ---------------------------         -------------------------
                                           1999               1998             1999             1998
                                         --------           --------         --------        ---------
      Revenues                           $ 24,289           $ 24,031         $ 50,542        $ 44,125
      Net income                           (1,614)             1,201           (1,970)          2,559
      Basic earnings per share           $  (0.09)          $   0.07         $  (0.11)       $   0.15
      Diluted earnings per share         $  (0.09)          $   0.07         $  (0.11)       $   0.15

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

5. LINE OF CREDIT

In October 1998, the Company replaced a then existing line of credit with a revolving line of credit of $15.0 million from SunTrust Bank, Central Florida, National Association (the "Bank"). This line of credit bears interest at LIBOR plus 1.7 percent and extends through June 30, 2000, at which time the entire unpaid principal balance and any accrued interest is payable in full. Borrowings under the line may be made for financing operations and interim acquisition financing. The line of credit is collateralized by the Company's assets, including, but not limited to, accounts receivable, general intangibles, inventory and equipment, and requires the Company to maintain certain financial ratios. The Company has never borrowed under this line of credit and based on the Company's cash flow projections, it does not anticipate a need to borrow funds under the line. However, if the Company did wish to borrow under this line of credit, prior to such borrowing, the Company would be required to seek a waiver of one of the financial ratios or renegotiate the line of credit with the Bank.

6. EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, 1999, the Company recorded employee termination benefits and other costs of $1,809, which include employee severance packages and termination of unnecessary lease obligations of the Company. After reviewing its staffing requirements, the Company terminated 52 employees across all areas of the Company. The employee severance package benefits related to these terminations were $909. As of June 30, 1999, $244 of employee termination benefits remain accrued in accounts payable and accrued liabilities. The Company also incurred $482 for the termination of unnecessary lease obligations of the Company, of which $243 remain accrued at June 30, 1999.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 1999 and June 30, 1998," "Comparison of Six Months Ended June 30, 1999 and June 30, 1998," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ---------------------------       -------------------------
                                                 1999              1998           1999             1998
                                              ---------         ---------       --------        ---------
REVENUES:
      Software licenses                          25.8 %           47.1%           29.4 %          45.2%
      Professional services                      25.3             21.5            27.2            21.6
      Hardware                                   20.8             12.0            18.0            12.5
      Maintenance and other                      26.4             17.9            23.7            19.1
      Resource management                         1.7              1.5             1.7             1.6
                                                -----            -----           -----           -----
         Total revenues                         100.0            100.0           100.0           100.0
                                                -----            -----           -----           -----
EXPENSES:
      Cost of software licenses                   7.0              7.2             7.0             6.9
      Cost of professional services              16.9             12.5            16.6            12.7
      Cost of hardware                           17.2             10.2            14.8            10.0
      Cost of maintenance and other               9.7             10.0             9.2            10.0
      Cost of resource management                 1.1              0.9             1.0             1.1
      Research and development                   19.7             14.0            18.1            14.2
      Sales and marketing                        21.7             19.6            19.7            19.0
      General and administrative                 17.7             14.7            16.4            15.6
      Acquisition related                         -                1.0             -               0.5
      Employee termination and other costs        -                -               3.6             -
                                                -----            -----           -----           -----
         Total operating expenses               111.0             90.1           106.4            90.0
                                                -----            -----           -----           -----
OPERATING INCOME (LOSS)                         (11.0)             9.9            (6.4)           10.0
INTEREST INCOME, net                              0.2              0.5             0.2             0.6
                                                -----            -----           -----           -----
INCOME (LOSS) BEFORE PROVISION
    (BENEFIT) FOR INCOME TAXES                  (10.8)            10.4            (6.2)           10.6
PROVISION (BENEFIT) FOR INCOME TAXES             (4.2)             5.4            (2.4)            4.9
                                                -----            -----           -----           -----
NET INCOME (LOSS)                                (6.6)%            5.0%           (3.8)%           5.7%
                                                =====            =====           =====           =====

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

Comparison of Three Months Ended June 30, 1999 and June 30, 1998 (Amounts in thousands)

         Revenues

         The Company's total revenues increased by 1% to $24,211 for the three months ended June 30, 1999, from $23,877 for the three months ended June 30, 1998.

         Software License Revenues. Revenues from software licenses decreased 44% to $6,254 for the three months ended June 30, 1999, compared to $11,242 for the three months ended June 30, 1998. As a percentage of total revenues, software license revenues decreased to 25.8% for the three months ended June 30, 1999, from 47.1% for the three months ended June 30, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopt a "wait and see" attitude towards Y2K. In addition, the decrease in the percentage resulted from increased service revenues resulting from an effort to reduce the services backlog related to 1998 bookings.

         Professional Services Revenues. Revenues from professional services increased 19% to $6,127 for the three months ended June 30, 1999, from $5,141 for the three months ended June 30, 1998. As a percentage of total revenues, professional services revenues increased to 25.3% for the three months ended June 30, 1999, from 21.5% for the three months ended June 30, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase in the percentage is due to the lower software license revenues.

         Hardware Revenues. Hardware revenues increased 76% to $5,047 for the three months ended June 30, 1999, from $2,864 for the three months ended June 30, 1998. As a percentage of total revenues, hardware revenues increased to 20.8% for the three months ended June 30, 1999, from 12.0% for the three months ended June 30, 1998. The dollar and percentage increases were primarily due to a larger number of customers who required additional hardware with software purchases. In addition, the increase in the percentage is due to the lower software license revenues.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 50% to $6,381 for the three months ended June 30, 1999, from $4,268 for the three months ended June 30, 1998. As a percentage of total revenues, maintenance and other revenues increased to 26.4% for the three months ended June 30, 1999, from 17.9% for the three months ended June 30, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase in the percentage is due to the lower software license revenues.

         Resource Management Revenues. Revenues from resource management increased 11% to $402 for the three months ended June 30, 1999, from $362 for the three months ended June 30, 1998. As a percentage of total revenues, resource management revenues remained relatively constant at 1.7% for the three months ended June 30, 1999, compared to 1.5% for the three months ended June 30, 1998. The dollar increase was primarily related to the sale of additional services and an annual price increase.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses remained relatively constant at $1,703 for the three months ended June 30, 1999, compared to $1,707 for the three months ended June 30, 1998. As a percentage of software license revenues, cost of software licenses increased to 27.2% for the three months ended June 30, 1999, from 15.2% for the three months ended June 30, 1998. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to sales of third party products related to public safety applications, which typically carry a higher cost of sale and relatively fixed computer software development amortization costs with lower software license revenues.

         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 37% to $4,083 for the three months ended June 30, 1999, from $2,980 for the three months ended June 30, 1998. As a percentage of professional services revenues, cost of professional services increased to 66.6% for the three months ended June 30, 1999, from 58.0% for the three months ended June 30, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to the use of outside consultants, which results in a higher cost of professional services.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 71% to $4,160 for the three months ended June 30, 1999, from $2,432 for the three months ended June 30, 1998. As a percentage of hardware revenues, cost of hardware decreased to 82.4% for the three months ended June 30, 1999, from 84.9% for the three months ended June 30, 1998. The dollar increase was related to the increased hardware sales. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other decreased 2% to $2,344 for the three months ended June 30, 1999, from $2,399 for the three months ended June 30, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 36.7% for the three months ended June 30, 1999, from 56.2% for the three months ended June 30, 1998. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 13% to $256 for the three months ended June 30, 1999, from $226 for the three months ended June 30, 1998. As a percentage of resource management revenues, cost of resource management increased to 63.7% for the three months ended June 30, 1999, from 62.4% for the three months ended June 30, 1998. The dollar and percentage increases were primarily related to costs associated with additional services.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 43% to $4,772 for the three months ended June 30, 1999, from $3,337 for the three months ended June 30, 1998. As a percentage of total revenues, research and development increased to 19.7% for the three months ended June 30, 1999, from 14.0% for the three months ended June 30, 1998. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms. In addition, the increase in the percentage is due to the lower software license revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 12% to $5,256 for the three months ended June 30, 1999, from $4,684 for the three months ended June 30, 1998. As a percentage of total revenues, sales and marketing increased to 21.7% for the three months ended June 30, 1999, from 19.6% for the three months ended June 30, 1998. The dollar and percentage increases were attributable to the Company's increased marketing efforts, travel and other expenses related to increased sales effort. In addition, the increase in the percentage is due to the lower software license revenues.

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 23% to $4,290 for the three months ended June 30, 1999, from $3,501 for the three months ended June 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 17.7% for the three months ended June 30, 1999, from 14.7% for the three months ended June 30, 1998. The dollar and percentage increases were due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. In addition, the increase in the percentage is due to the lower software license revenues.

Comparison of Six Months Ended June 30, 1999 and June 30, 1998 (Amounts in thousands)

         Revenues

         The Company's total revenues increased by 15% to $50,393 for the six months ended June 30, 1999, from $43,817 for the six months ended June 30, 1998.

         Software License Revenues. Revenues from software licenses decreased 25% to $14,823 for the six months ended June 30, 1999, compared to $19,801 for the six months ended June 30, 1998. As a percentage of total revenues, software license revenues decreased to 29.4% for the six months ended June 30, 1999, from 45.2% for the six months ended June 30, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopt a "wait and see" attitude towards Y2K. In addition, the decrease in the percentage resulted from increased service revenues resulting from an effort to reduce the services backlog related to 1998 bookings.

         Professional Services Revenues. Revenues from professional services increased 45% to $13,700 for the six months ended June 30, 1999, from $9,454 for the six months ended June 30, 1998. As a percentage of total revenues, professional services revenues increased to 27.2% for the six months ended June 30, 1999, from 21.6% for the six months ended June 30, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase in the percentage is due to the lower software license revenues.

         Hardware Revenues. Hardware revenues increased 66% to $9,092 for the six months ended June 30, 1999, from $5,477 for the six months ended June 30, 1998. As a percentage of total revenues, hardware revenues increased to 18.0% for the six months ended June 30, 1999, from 12.5% for the six months ended June 30, 1998. The dollar and percentage increases were primarily due to a larger number of customers who required additional hardware with software purchases. In addition, the increase in the percentage is due to the lower software license revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

         Maintenance and Other Revenues. Revenues from maintenance and other increased 43% to $11,943 for the six months ended June 30, 1999, from $8,362 for the six months ended June 30, 1998. As a percentage of total revenues, maintenance and other revenues increased to 23.7% for the six months ended June 30, 1999, from 19.1% for the six months ended June 30, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase in the percentage is due to the lower software license revenues.

         Resource Management Revenues. Revenues from resource management increased 15% to $835 for the six months ended June 30, 1999, from $723 for the six months ended June 30, 1998. As a percentage of total revenues, resource management revenues remained relatively constant at 1.7% for the six months ended June 30, 1999, compared to 1.6% for the six months ended June 30, 1998. The dollar increase was primarily related to the sale of additional services and an annual price increase.

         Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses increased by 18% to $3,551 for the six months ended June 30, 1999, compared to $3,016 for the six months ended June 30, 1998. As a percentage of software license revenues, cost of software licenses increased to 24.0% for the six months ended June 30, 1999, from 15.2% for the six months ended June 30, 1998. The dollar and percentage increases resulted primarily from an increased number of third-party software licenses, specifically module enhancements such as report writers and imaging products and third-party software related to public safety applications which typically carry a higher cost of sale than other third-party products. In addition, the percentage increase is also due to relatively fixed computer software development amortization costs with lower software license revenues.

         Cost of Professional Services Revenues. Cost of professional services increased 51% to $8,371 for the six months ended June 30, 1999, from $5,546 for the six months ended June 30, 1998. As a percentage of professional services revenues, cost of professional services increased to 61.1% for the six months ended June 30, 1999, from 58.7% for the six months ended June 30, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to the use of outside consultants, which results in a higher cost of professional services.

         Cost of Hardware Revenues. Cost of hardware increased 70% to $7,436 for the six months ended June 30, 1999, from $4,378 for the six months ended June 30, 1998. As a percentage of hardware revenues, cost of hardware increased to 81.8% for the six months ended June 30, 1999, from 79.9% for the six months ended June 30, 1998. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the higher volume and smaller size of new contracts signed, which typically results in smaller hardware margins.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 6% to $4,657 for the six months ended June 30, 1999, from $4,400 for the six months ended June 30, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 39.0% for the six months ended June 30, 1999, from 52.6% for the six months ended June 30, 1998. The dollar increase was primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was related to more efficient use of existing resources and improved processes.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

         Cost of Resource Management Revenues. Cost of resource management increased 10% to $515 for the six months ended June 30, 1999, from $467 for the six months ended June 30, 1998. As a percentage of resource management revenues, cost of resource management decreased to 61.7% for the six months ended June 30, 1999, from 64.6% for the six months ended June 30, 1998. The dollar increase was primarily related to costs associated with additional services. The decrease in the cost of resource management as a percentage of resource management revenues was related to the leveraging of existing resources.

         Research and Development Expenses. Research and development expenses increased 46% to $9,098 for the six months ended June 30, 1999, from $6,226 for the six months ended June 30, 1998. As a percentage of total revenues, research and development increased to 18.1% for the six months ended June 30, 1999, from 14.2% for the six months ended June 30, 1998. The dollar and percentage increases were primarily due to increased staffing levels and expenses for additional software and hardware required for the development of additional products and platforms. In addition, the increase in the percentage is due to the lower software license revenues.

         Sales and Marketing Expenses. Sales and marketing expenses increased 19% to $9,908 for the six months ended June 30, 1999, from $8,322 for the six months ended June 30, 1998. As a percentage of total revenues, sales and marketing increased to 19.7% for the six months ended June 30, 1999, from 19.0% for the six months ended June 30, 1998. The dollar and percentage increases were attributable to the Company's increased marketing efforts, travel and other expenses related to increased sales effort. In addition, the increase in the percentage is due to the lower software license revenues.

         General and Administrative Expenses. General and administrative expenses increased 21% to $8,272 for the six months ended June 30, 1999, from $6,826 for the six months ended June 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 16.4% for the six months ended June 30, 1999, from 15.6% for the six months ended June 30, 1998. The dollar and percentage increases were due to additional staffing, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. In addition, the increase in the percentage is due to the lower software license revenues.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,809, or 3.6% of total revenues, for the six months ended June 30, 1999. These costs consist of $909 for employee severance packages and $482 for termination of unnecessary lease obligations of the Company. There were no comparable expenses for the six months ended June 30, 1998.

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

                                 JUNE 30, 1999

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

         Year 2000 Compliance. The Company believes that the current versions of its products are Year 2000 compliant. The Company regularly runs regression tests on its software, including tests of the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant. Notwithstanding the fact that the Company regularly provides software upgrades to its customers and the fact that these newer upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, non-compliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company is implementing a uniform process to assist customers in that migration. The Company has advised customers that the failure to migrate to current products may result in Year 2000 failure. In addition, the Company has historically implemented individual customized solutions for certain customers that are generally jointly administered with those customers. The Company may not be able to regression test all of these customized solutions; but, to the extent that regression tests can be done on those individualized solutions, the Company believes that they are or will be Year 2000 compliant. The Company anticipates that, generally throughout the software industry, substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

         Internal Systems. The Company has also reviewed its internal systems for Year 2000 compliance and is in the process of upgrading to Year 2000 compliant versions from third-party software vendors, modifying certain systems, and planning to replace certain systems with new third-party software, which the Company expects to complete prior to January 1, 2000. In addition to making its own systems Year 2000 ready, the Company is continuing to contact its key suppliers and vendors to determine the extent to which the systems of such suppliers and vendors are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company has appointed its Manager of Quality Assurance to oversee all activities associated with Year 2000 compliance issues. A standing committee meets on a monthly basis to review appropriate activities. Management does not believe that the cost to bring its software products and internal systems into Year 2000 compliance will have a material adverse effect on the Company's results of operations or financial condition. However, delays in upgrading some systems to Year 2000 compliance, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, vendors, and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. The Company has no contingency plan as such, however, the Company believes it should be able to identify alternative vendors if the need arises.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

         Expenses Related to Year 2000 Compliance. The Company has not incurred significant expense in becoming Year 2000 compliant, as this has been achieved as a part of regular upgrades to its internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $136 and $3,185 during the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in operating activities is primarily due to the decrease in trade accounts receivable, partially offset by an increase in the income tax receivable and a decrease in accounts payable and accrued liabilities.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $3,167 and $3,617 during the six months ended June 30, 1999 and 1998, respectively. Capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs and the acquisition of Information On Demand, Inc. in June 1999. In 1998, the Company acquired JALAN, Inc. and Vanguard Management and Information Services, Inc.

Net cash provided by financing activities was $703 during the six months ended June 30, 1999, compared to net cash used of $901 in the comparable 1998 period. The 1999 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan. The 1998 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan, partially offset by the payment of the amounts due to stockholders related to the UCS acquisition.

The Company believes its cash balances and borrowings available under its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. Although the Company has not borrowed funds under its line of credit and does not anticipate a need to borrow funds under the line, if the Company should in the future desire to borrow under the line of credit, the Company would first be required to obtain a waiver of one of the financial ratios or renegotiate the line of credit. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems, L.L.C. by issuing 272,036 shares of common stock valued at $3,000 on or about the closing date. On June 1, 1998, the Company acquired UCS, Inc. by issuing 1,120,000 shares of common stock valued at $15,000 as of the April 1998 agreement valuation date. Both the Phoenix Systems, L.L.C. and UCS, Inc. acquisitions were accounted for as pooling-of-interests. On August 31, 1998, the Company purchased the net assets of Vanguard Management and Information Systems, Inc. for $420. The letter of intent, dated February 10, 1999, between World Commerce Online, Inc. and the Company automatically terminated on March 31, 1999, as a definitive agreement was not reached between the two parties. On June 18, 1999, the Company purchased the net assets of Information On Demand, Inc. for $1,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of June 30, 1999, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                          PART II - OTHER INFORMATION
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

On February 3, 1999, a regulated privately owned utility corporation filed a demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment that the utility corporation is not obligated to the Company for a majority of the $1,196 paid pursuant to the Software License and Services Agreement and for other damages to be determined at the arbitration. The Company denied liability and filed a counterclaim on March 8, 1999, alleging that the utility corporation breached its contractual duties and obligations under such agreement. The Company is seeking damages against the utility corporation in excess of $1,220 and for other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaim. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

On April 9, 1999, a municipality filed demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment requiring the Company to pay damages for breach of contract in an amount to be determined at the arbitration. The municipality has demanded return of $991 paid to the Company. The Company denied liability and filed counterclaims on May 3, 1999, alleging that: (i) the municipality breached its contractual duties and obligations under a Hardware Purchase Agreement and a Software License and Services Agreement with the Company; and (ii) the municipality breached its duty of good faith and fair dealing with the Company. The Company is seeking damages against the municipality in excess of $1,800 and other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaims. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) During the six months ended June 30, 1999, the Company continued to use the net proceeds of the initial public offering for working capital purposes and investments, which totaled $136 and $3,167 respectively.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 12, 1999, the Company held its annual meeting of shareholders ("Annual Meeting").

(b) At the Annual Meeting, the shareholders elected Mr. Dennis J. Harward and Mr. Bernard B. Markey as directors to hold office until the 2002 Annual Meeting or until their successors are duly elected and qualified. The other directors whose term of office continued after the meeting are Jack L. Harward, Edward A. Moses and O. F. Ramos.

(c) The matters voted on at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows:


    1. Election of Two Members to the Board of Directors:

       Dennis J. Harward         Votes For:                      10,854,843
                                                                 ----------
                                 Votes Against:                       -
                                                                 ----------
                                 Votes Withheld:                    124,490
                                                                 ----------
                                 Abstentions:                         -
                                                                 ----------
                                 Broker Non-Votes:                    -
                                                                 ----------

       Bernard B. Markey         Votes For:                      10,861,845
                                                                 ----------
                                 Votes Against:                       -
                                                                 ----------
                                 Votes Withheld:                    117,488
                                                                 ----------
                                 Abstentions:                         -
                                                                 ----------
                                 Broker Non-Votes:                    -
                                                                 ----------

    2. Ratification of the Amendment to the 1997 Employee Stock Purchase Plan:

       The shareholders ratified the Amendment to the Company's 1997 Employee Stock Purchase Plan, designed to increase the number of shares authorized for issuance thereunder from 400,000 to 600,000 shares.

                           Votes For:                     7,054,607
                                                          ---------
                           Votes Against:                   175,478
                                                          ---------
                           Votes Withheld:                    -
                                                          ---------
                           Abstentions:                      17,690
                                                          ---------
                           Broker Non-Votes:                  -
                                                          ---------

    3. Ratification of the Amendment to the 1997 Executive Incentive Compensation Plan:

       The shareholders ratified the Amendment to the Company's 1997 Executive Incentive Compensation Plan, designed to increase the number of shares authorized for issuance thereunder from 1,908,000 to 2,908,000 shares.

                                    Votes For:            4,838,762
                                                          ---------
                                    Votes Against:        2,367,852
                                                          ---------
                                    Votes Withheld:           -
                                                          ---------
                                    Abstentions:             17,982
                                                          ---------
                                    Broker Non-Votes:         -
                                                          ---------

       There was no other business brought before the Annual Meeting.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


       Number                           Name
       ------                           ----
        27.0     Financial Data Schedule (submitted only in electronic format)


(b) REPORTS ON FORM 8-K

No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 H.T.E., INC.

Date: August 13, 1999

                                 /s/ Gary E. Kaiser
                                 -----------------------------------------------
                                 Office of the Chief Executive Officer/President
                                 By: Gary E. Kaiser

                                 /s/ Patrick J. Jannotti
                                 -----------------------------------------------
                                 Patrick J. Jannotti
                                 Acting Chief Financial Officer

                                 EXHIBIT INDEX


Number                               Name
------                               ----
 27.0    Financial Data Schedule (submitted only in electronic format)
