Form 10-Q
period 1999-09-30
HTE INC
filed 1999-11-15
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                       OUTSTANDING AS OF NOVEMBER 5, 1999
              -----                       ----------------------------------
          Common stock
     Par value $.01 per share                         17,399,442

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1999               1998
                                                       -------------      ------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $  9,010           $  7,553
   Trade accounts receivable, net                          34,320             40,635
   Income tax receivable                                    4,623              3,050
   Deferred income taxes                                      485                485
   Other current assets                                     3,067              4,347
                                                         --------           --------
      Total current assets                                 51,505             56,070
                                                         --------           --------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net             4,020              4,587
                                                         --------           --------
OTHER ASSETS
   Computer software development costs, net                 5,618              6,393
   Other intangible assets                                  2,764              2,498
   Deposits                                                   215                283
                                                         --------           --------
      Total other assets                                    8,597              9,174
                                                         --------           --------
                                                         $ 64,122           $ 69,831
                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $ 10,141           $ 11,829
   Deferred revenue                                        24,329             22,163
                                                         --------           --------
      Total current liabilities                            34,470             33,992
                                                         --------           --------
LONG-TERM LIABILITIES
   Deferred income taxes                                    2,515              2,515
   Other long-term liabilities                                479                385
                                                         --------           --------
      Total long-term liabilities                           2,994              2,900
                                                         --------           --------
STOCKHOLDERS' EQUITY
   Common stock                                               174                170
   Additional paid-in capital                              30,789             29,661
   Retained earnings                                       (4,272)             3,144
   Cumulative translation adjustment                          (33)               (36)
                                                         --------           --------
      Total stockholders' equity                           26,658             32,939
                                                         --------           --------
                                                         $ 64,122           $ 69,831
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

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  -----------------------       -----------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
   Software licenses                              $  5,811       $ 12,260       $ 20,634       $ 32,061
   Professional services                             6,471          5,398         20,171         14,852
   Hardware                                          3,608          4,256         12,700          9,733
   Maintenance and other                             6,742          4,738         18,685         13,100
   Resource management                                 717            356          1,552          1,079
                                                  --------       --------       --------       --------
      Total revenues                                23,349         27,008         73,742         70,825
                                                  --------       --------       --------       --------
EXPENSES:
   Cost of software licenses                         2,264          2,428          5,815          5,444
   Cost of professional services                     4,322          3,199         12,693          8,745
   Cost of hardware                                  3,230          3,609         10,666          7,987
   Cost of maintenance and other                     2,861          2,543          7,518          6,943
   Cost of resource management                         501            215          1,016            682
   Research and development                          4,586          3,307         13,684          9,533
   Sales and marketing                               5,028          5,012         14,936         13,334
   General and administrative                        5,992          3,724         14,264         10,550
   Acquisition related                                  --             --             --            237
   Employee termination benefits and other
     costs                                           3,625             --          5,434             --
                                                  --------       --------       --------       --------
      Total expenses                                32,409         24,037         86,026         63,455
                                                  --------       --------       --------       --------

OPERATING INCOME (LOSS)                             (9,060)         2,971        (12,284)         7,370
INTEREST INCOME, net                                    47             41            126            296
                                                  --------       --------       --------       --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                     (9,013)         3,012        (12,158)         7,666
PROVISION (BENEFIT) FOR INCOME TAXES                (3,515)         1,157         (4,742)         3,302
                                                  --------       --------       --------       --------
NET INCOME (LOSS)                                   (5,498)         1,855         (7,416)         4,364
   Foreign currency translation adjustments              1            (13)             3            (52)
                                                  --------       --------       --------       --------
COMPREHENSIVE INCOME (LOSS)                       $ (5,497)      $  1,842       $ (7,413)      $  4,312
                                                  ========       ========       ========       ========
NET INCOME (LOSS) PER SHARE:
   Basic                                          $  (0.32)      $   0.11       $  (0.43)      $   0.26
                                                  ========       ========       ========       ========
   Diluted                                        $  (0.32)      $   0.11       $  (0.43)      $   0.25
                                                  ========       ========       ========       ========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $ (7,416)      $  4,364
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities--
   Depreciation and amortization                                4,364          3,419
   Loss on write-off of computer software development
      costs                                                     1,139             --
   Deferred income taxes                                           --            338
   Changes in operating assets and liabilities--
      Decrease (increase) in assets--
         Trade accounts receivable, net                         6,315        (15,067)
         Income tax receivable                                 (1,573)            --
         Other current assets                                   1,280         (2,713)
         Deposits                                                  68           (106)
      Increase (decrease) in liabilities--
         Accounts payable and accrued liabilities              (1,788)        (1,398)
         Deferred revenue                                       1,993          7,363
         Other liabilities                                         94            146
                                                             --------       --------
           Net cash provided by (used in) operating
               activities                                       4,476         (3,654)
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (641)        (1,826)
   Change in restricted cash                                       --          1,574
   Computer software development costs                         (2,613)        (3,799)
   Cash paid for acquisitions                                    (900)        (2,197)
                                                             --------       --------
           Net cash used in investing activities               (4,154)        (6,248)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                   1,132            312
   Change in due to stockholders                                   --         (1,213)
                                                             --------       --------
           Net cash provided by (used in) financing
               activities                                       1,132           (901)
                                                             --------       --------
Effect of foreign currency exchange rate changes on
   cash and cash equivalents                                        3            (53)
                                                             --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,457        (10,856)

CASH AND CASH EQUIVALENTS, beginning of period                  7,553         18,634
                                                             --------       --------

CASH AND CASH EQUIVALENTS, end of period                     $  9,010       $  7,778
                                                             ========       ========
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
   Cash paid for interest                                    $      5       $     31
   Cash paid for income taxes                                      --          3,952
   Cash received for income taxes                               3,169             --

                  The accompanying notes are an integral part
                       of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and Information on Demand, Inc. (IOD), a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

On June 1, 1998, the Company, through its wholly-owned subsidiary UCS, purchased privately held UCS, Inc., in exchange for 1,120,000 shares of the Company's common stock valued at approximately $15,000 as of the April 1998 agreement valuation date. UCS, Inc. is a mobile work force automation provider of field-based reporting software. The acquisition has been accounted for as a pooling of interests. Therefore, the accompanying consolidated financial statements include the results of operations of UCS, Inc. for all periods presented.

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

1.      LITIGATION (CONTINUED)

On April 9, 1999, a municipality filed a demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment requiring the Company to pay damages for breach of contract in an amount to be determined at the arbitration. The municipality has demanded return of $991 paid to the Company. The Company denied liability and filed counterclaims on May 3, 1999, alleging that: (i) the municipality breached its contractual duties and obligations under a Hardware Purchase Agreement and a Software License and Services Agreement with the Company; and
(ii) the municipality breached its duty of good faith and fair dealing with the Company. The Company is seeking damages against the municipality in excess of $1,800 and other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaims. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties will not have a material adverse effect on the Company's financial position or operating results.

2.      EARNINGS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                               ------------------      ------------------
                                                1999        1998        1999        1998
                                               ------      ------      -------     ------
     Basic weighted-average shares
         outstanding                           17,371      16,819      17,242      16,724
     Common shares applicable to stock
         options using the treasury stock
         method                                    --         777          --         736
                                               ------      ------      -------     ------
     Diluted weighted average shares
         outstanding                           17,371      17,596      17,242      17,460
                                               ======      ======      =======     ======

Options to purchase approximately 1.6 million shares were outstanding as of September 30, 1999, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been further adjusted to give effect to the two-for-one common stock split, which was effective on June 18, 1998.

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)


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

In June 1999, the Company created HTE-IOD, Inc. (IOD), a wholly-owned subsidiary, which later changed its name to Information On Demand, Inc. IOD purchased certain assets of Information On Demand, Inc. for $900 in cash and an escrow payable of $100. The Company could pay up to an additional $2,000 for the purchase if IOD meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. The assets purchased consisted of developed technology, which was recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, HTE also assumed various customer service liabilities. The Company entered into an employment agreement with the former owner of Information on Demand, Inc., who will serve as president of IOD. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

Revenues, net income and earnings per share presented for the three months and nine months ended September 30, 1999 and 1998, on a pro forma basis, as if the acquisitions had occurred at the beginning of the applicable period, are as follows (unaudited):


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         -------------------------    -------------------------
                                            1999           1998          1999           1998
                                         ----------     ----------    ----------     ----------
         Revenues                        $   23,349     $   27,117    $   73,891     $   71,242
         Net income                          (5,498)         1,869        (7,468)         4,478
         Basic earnings per share             (0.32)          0.11         (0.43)          0.27
         Diluted earnings per share           (0.32)          0.11         (0.43)          0.26

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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

5.      LINE OF CREDIT

The Company's line of credit with SunTrust Bank, Central Florida, National Association has been terminated. The Company has never borrowed under this line of credit, and based on the Company's current operating projections for the year 2000, it does not anticipate a need for additional cash for at least the next 12 months. However, the Company is seeking alternative credit facilities.

6.      EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, 1999, the Company recorded employee termination benefits and other costs of $1,809, which include employee severance packages and termination of unnecessary lease obligations of the Company. After reviewing its staffing requirements, the Company terminated 52 employees across all areas of the Company. The employee severance package benefits related to these terminations were $909. As of September 30, 1999, $120 of employee termination benefits remain accrued in accounts payable and accrued liabilities. The Company also incurred $482 for the termination of unnecessary lease obligations of the Company, of which $243 remain accrued in accounts payable and accrued liabilities at September 30, 1999.

During the three months ended September 30, 1999, the Company recorded employee termination benefits and other costs of $3,625, which include employee severance packages, capitalized software development cost write-offs and other costs related to the discontinuation of product lines. This charge was the result of the recent change in management and the Company's strategy. The employee severance package benefits were $1,720. As of September 30, 1999, $1,331 of employee termination benefits remain accrued in accounts payable and accrued liabilities. The Company also incurred $1,584 for the discontinuation of various product lines, of which $345 remain accrued in accounts payable and accrued liabilities at September 30, 1999.

7.     SUBSEQUENT EVENTS

On November 4, 1999, the Company announced that it plans to offer its shareholders the right to purchase common stock in IOD, a subsidiary of the Company. IOD intends to file a registration statement with the Securities and Exchange Commission after the Company completes the process of determining the terms of the rights offering, including the record date and the number of shares of IOD common stock that will be subject to the rights to be offered.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30, 1999 and September 30, 1998," "Comparison of Nine Months Ended September 30, 1999 and September 30, 1998," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------         --------------------
                                                  1999            1998          1999           1998
                                                  -----          -----         -----          -----
REVENUES:
     Software licenses                             24.9%          45.4%         28.0%          45.3%
     Professional services                         27.7           20.0          27.4           21.0
     Hardware                                      15.4           15.8          17.2           13.7
     Maintenance and other                         28.9           17.5          25.3           18.5
     Resource management                            3.1            1.3           2.1            1.5
                                                  -----          -----         -----          -----
        Total revenues                            100.0          100.0         100.0          100.0
                                                  -----          -----         -----          -----
EXPENSES:
     Cost of software licenses                      9.7            9.0           7.9            7.7
     Cost of professional services                 18.5           11.8          17.2           12.3
     Cost of hardware                              13.8           13.4          14.5           11.3
     Cost of maintenance and other                 12.3            9.4          10.2            9.8
     Cost of resource management                    2.2            0.8           1.4            1.0
     Research and development                      19.6           12.2          18.6           13.5
     Sales and marketing                           21.5           18.6          20.2           18.8
     General and administrative                    25.7           13.8          19.3           14.9
     Acquisition related                             --             --            --            0.3
     Employee termination benefits and
        other costs                                15.5             --           7.4             --
                                                  -----          -----         -----          -----
        Total operating expenses                  138.8           89.0         116.7           89.6
                                                  -----          -----         -----          -----
OPERATING INCOME (LOSS)                           (38.8)          11.0         (16.7)          10.4
INTEREST INCOME, net                                0.2            0.2           0.2            0.4
                                                  -----          -----         -----          -----
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                               (38.6)          11.2         (16.5)          10.8
PROVISION (BENEFIT) FOR INCOME TAXES              (15.1)           4.3          (6.4)           4.7
                                                  -----          -----         -----          -----
NET INCOME (LOSS)                                 (23.5)%          6.9%        (10.1)%          6.1%
                                                  =====          =====         =====          =====

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

Comparison of Three Months Ended September 30, 1999 and September 30, 1998 (Amounts in thousands)

         Revenues

         The Company's total revenues decreased by 14% to $23,349 for the three months ended September 30, 1999, from $27,008 for the three months ended September 30, 1998.

         Software License Revenues. Revenues from software licenses decreased 53% to $5,811 for the three months ended September 30, 1999, compared to $12,260 for the three months ended September 30, 1998. As a percentage of total revenues, software license revenues decreased to 24.9% for the three months ended September 30, 1999, from 45.4% for the three months ended September 30, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopt a "wait and see" attitude towards Y2K. In addition, the decrease as a percentage of total revenues resulted from increased service revenues due to an effort to reduce the services backlog related to 1998 bookings.

         Professional Services Revenues. Revenues from professional services increased 20% to $6,471 for the three months ended September 30, 1999, from $5,398 for the three months ended September 30, 1998. As a percentage of total revenues, professional services revenues increased to 27.7% for the three months ended September 30, 1999, from 20.0% for the three months ended September 30, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase as a percentage of total revenues is due to the lower software license revenues.

         Hardware Revenues. Hardware revenues decreased 15% to $3,608 for the three months ended September 30, 1999, from $4,256 for the three months ended September 30, 1998. As a percentage of total revenues, hardware revenues decreased to 15.4% for the three months ended September 30, 1999, from 15.8% for the three months ended September 30, 1998. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 42% to $6,742 for the three months ended September 30, 1999, from $4,738 for the three months ended September 30, 1998. As a percentage of total revenues, maintenance and other revenues increased to 28.9% for the three months ended September 30, 1999, from 17.5% for the three months ended September 30, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         Resource Management Revenues. Revenues from resource management increased 101% to $717 for the three months ended September 30, 1999, from $356 for the three months ended September 30, 1998. As a percentage of total revenues, resource management revenues increased to 3.1% for the three months ended September 30, 1999, from 1.3% for the three months ended September 30, 1998. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 7% to $2,264 for the three months ended September 30, 1999, from $2,428 for the three months ended September 30, 1998. As a percentage of software license revenues, cost of software licenses increased to 39.0% for the three months ended September 30, 1999, from 19.8% for the three months ended September 30, 1998. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to sales of third party products related to public safety applications, which typically carry a higher

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

cost of sale and relatively fixed computer software development amortization costs with lower software license revenues.

         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 35% to $4,322 for the three months ended September 30, 1999, from $3,199 for the three months ended September 30, 1998. As a percentage of professional services revenues, cost of professional services increased to 66.8% for the three months ended September 30, 1999, from 59.3% for the three months ended September 30, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to the use of outside consultants, which resulted in a higher cost of professional services.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 11% to $3,230 for the three months ended September 30, 1999, from $3,609 for the three months ended September 30, 1998. As a percentage of hardware revenues, cost of hardware increased to 89.5% for the three months ended September 30, 1999, from 84.8% for the three months ended September 30, 1998. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 13% to $2,861 for the three months ended September 30, 1999, from $2,543 for the three months ended September 30, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 42.4% for the three months ended September 30, 1999, from 53.7% for the three months ended September 30, 1998. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenues was primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 133% to $501 for the three months ended September 30, 1999, from $215 for the three months ended September 30, 1998. As a percentage of resource management revenues, cost of resource management increased to 69.9% for the three months ended September 30, 1999, from 60.4% for the three months ended September 30, 1998. The dollar and percentage increases were primarily related to costs associated with a new outsourcing contract which began in July 1999 and additional services.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 39% to $4,586 for the three months ended September 30, 1999, from $3,307 for the three months ended September 30, 1998. As a percentage of total revenues, research and development increased to 19.6% for the three months ended September 30, 1999, from 12.2% for the three months ended September 30, 1998. The dollar and percentage increases were primarily due to an increased focus on product enhancements, which resulted in lower capitalization of software development costs and increased expenses. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses remained relatively constant at $5,028 for the three months ended September 30, 1999, compared to $5,012 for the three months ended September 30, 1998. As a percentage of total revenues, sales and marketing increased to 21.5% for the three months ended September 30, 1999, from 18.6% for the three months ended September 30, 1998. The increase as a percentage of total revenues was primarily due to lower software license revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 61% to $5,992 for the three months ended September 30, 1999, from $3,724 for the three months ended September 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 25.7% for the three months ended September 30, 1999, from 13.8% for the three months ended September 30, 1998. The dollar and percentage increases were due to the recent changes in management and the Company's strategy. These expenses consist primarily of additional staffing, increased allowance for doubtful accounts, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. In addition, the increase as a percentage of total revenues was due to lower software license revenues. Management anticipates that general and administrative expenses as a percentage of total revenues will decrease in future quarters and that current quarterly trends are not indicative of the future.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $3,625, or 15.5% of total revenues, for the three months ended September 30, 1999. These costs consisted primarily of $1,720 for employee severance packages and $1,584 for the discontinuation of various product lines and $209 for termination of an unnecessary lease obligation of the Company. There were no comparable expenses for the three months ended September 30, 1998.

Comparison of Nine Months Ended September 30, 1999 and September 30, 1998 (Amounts in thousands)

         Revenues

         The Company's total revenues increased by 4% to $73,742 for the nine months ended September 30, 1999, from $70,825 for the nine months ended September 30, 1998.

         Software License Revenues. Revenues from software licenses decreased 36% to $20,634 for the nine months ended September 30, 1999, from $32,061 for the nine months ended September 30, 1998. As a percentage of total revenues, software license revenues decreased to 28.0% for the nine months ended September 30, 1999, from 45.3% for the nine months ended September 30, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopt a "wait and see" attitude towards Y2K. In addition, the decrease as a percentage of total revenues resulted from increased service revenues due to an effort to reduce the services backlog related to 1998 bookings.

         Professional Services Revenues. Revenues from professional services increased 36% to $20,171 for the nine months ended September 30, 1999, from $14,852 for the nine months ended September 30, 1998. As a percentage of total revenues, professional services revenues increased to 27.4% for the nine months ended September 30, 1999, from 21.0% for the nine months ended September 30, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         Hardware Revenues. Hardware revenues increased 30% to $12,700 for the nine months ended September 30, 1999, from $9,733 for the nine months ended September 30, 1998. As a percentage of total revenues, hardware revenues increased to 17.2% for the nine months ended September 30, 1999, from 13.7% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily due to a larger number of customers who required additional hardware with software purchases. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

         Maintenance and Other Revenues. Revenues from maintenance and other increased 43% to $18,685 for the nine months ended September 30, 1999, from $13,100 for the nine months ended September 30, 1998. As a percentage of total revenues, maintenance and other revenues increased to 25.3% for the nine months ended September 30, 1999, from 18.5% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         Resource Management Revenues. Revenues from resource management increased 44% to $1,552 for the nine months ended September 30, 1999, from $1,079 for the nine months ended September 30, 1998. As a percentage of total revenues, resource management revenues increased to 2.1% for the nine months ended September 30, 1999, from 1.5% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract.

         Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses increased 7% to $5,815 for the nine months ended September 30, 1999, from $5,444 for the nine months ended September 30, 1998. As a percentage of software license revenues, cost of software licenses increased to 28.2% for the nine months ended September 30, 1999, from 17.0% for the nine months ended September 30, 1998. The dollar and percentage increases resulted primarily from an increased number of third-party software licenses, specifically module enhancements such as report writers and imaging products and third-party software related to public safety applications which typically carry a higher cost of sale than other third-party products. In addition, the percentage increase is also due to relatively fixed computer software development amortization costs with lower software license revenues.

         Cost of Professional Services Revenues. Cost of professional services increased 45% to $12,693 for the nine months ended September 30, 1999, from $8,745 for the nine months ended September 30, 1998. As a percentage of professional services revenues, cost of professional services increased to 62.9% for the nine months ended September 30, 1999, from 58.9% for the nine months ended September 30, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to the use of outside consultants, which resulted in a higher cost of professional services.

         Cost of Hardware Revenues. Cost of hardware increased 34% to $10,666 for the nine months ended September 30, 1999, from $7,987 for the nine months ended September 30, 1998. As a percentage of hardware revenues, cost of hardware increased to 84.0% for the nine months ended September 30, 1999, from 82.1% for the nine months ended September 30, 1998. The dollar increase was related to the increased hardware sales and the mix of equipment sold. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the higher volume and smaller size of new contracts signed, which typically results in smaller hardware margins.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 8% to $7,518 for the nine months ended September 30, 1999, from $6,943 for the nine months ended September 30, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 40.2% for the nine months ended September 30, 1999, from 53.0% for the nine months ended September 30, 1998. The dollar increase was primarily due to investment in a new customer interaction software system and increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was related to more efficient use of existing resources and improved processes.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

         Cost of Resource Management Revenues. Cost of resource management increased 49% to $1,016 for the nine months ended September 30, 1999, from $682 for the nine months ended September 30, 1998. As a percentage of resource management revenues, cost of resource management increased to 65.5% for the nine months ended September 30, 1999, from 63.2% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily related to costs associated with a new outsourcing contract which began in July 1999 and additional services.

         Research and Development Expenses. Research and development expenses increased 44% to $13,684 for the nine months ended September 30, 1999, from $9,533 for the nine months ended September 30, 1998. As a percentage of total revenues, research and development increased to 18.6% for the nine months ended September 30, 1999, from 13.5% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily due to an increased focus on product enhancements, which resulted in lower capitalization of software development costs and increased expense. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         Sales and Marketing Expenses. Sales and marketing expenses increased 12% to $14,936 for the nine months ended September 30, 1999, from $13,334 for the nine months ended September 30, 1998. As a percentage of total revenues, sales and marketing increased to 20.2% for the nine months ended September 30, 1999, from 18.8% for the nine months ended September 30, 1998. The dollar and percentage increases were attributable to the Company's increased marketing efforts, travel and other expenses related to increased sales effort. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

         General and Administrative Expenses. General and administrative expenses increased 35% to $14,264 for the nine months ended September 30, 1999, from $10,550 for the nine months ended September 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 19.3% for the nine months ended September 30, 1999, from 14.9% for the nine months ended September 30, 1998. The dollar and percentage increases were due to the recent changes in management and the Company's strategy. These expenses consist primarily of additional staffing, increased allowance for doubtful accounts, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth. In addition, the increase as a percentage of total revenues was due to lower software license revenues. Management anticipates that general and administrative expenses as a percentage of total revenues will decrease in future quarters and that current quarterly trends are not indicative of the future.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $5,434, or 7.4% of total revenues, for the nine months ended September 30, 1999. These costs consist primarily of $2,628 for employee severance packages, $1,584 for termination of various product lines and $691 for termination of unnecessary lease obligations of the Company. There were no comparable expenses for the nine months ended September 30, 1998.

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

         Expenses Related to Year 2000 Compliance. The Company has not incurred significant expense in becoming Year 2000 compliant, as this has been achieved as a part of regular upgrades to its internal operating systems. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $4,476 during the nine months ended September 30, 1999, compared to net cash used of $3,654 in the comparable 1998 period. The increase in cash provided by operating activities is primarily due to the decrease in trade accounts receivable and other current assets, partially offset by an increase in the income tax receivable.

Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $4,154 and $6,248 during the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs and the acquisition of Information On Demand, Inc. in June 1999. In 1998, the Company acquired JALAN, Inc. and Vanguard Management and Information Services, Inc.

Net cash provided by financing activities was $1,132 during the nine months ended September 30, 1999, compared to net cash used of $901 in the comparable 1998 period. The 1999 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan. The 1998 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan, partially offset by the payment of the amounts due to stockholders related to the UCS acquisition.

Based on current operating projections for the year 2000, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. On January 1, 1998, the Company purchased the net assets of JALAN, Inc. for $1,723. On April 1, 1998, the Company acquired Phoenix Systems, L.L.C. by issuing 272,036 shares of common stock valued at $3,000 on or about the closing date. On June 1, 1998, the Company acquired UCS, Inc. by issuing 1,120,000 shares of common stock valued at $15,000 as of the April 1998 agreement valuation date. Both the Phoenix Systems, L.L.C. and UCS, Inc. acquisitions were accounted for as pooling-of-interests. On August 31, 1998, the Company purchased the net assets of Vanguard Management and Information Systems, Inc. for $420. On June 18, 1999, the Company purchased the net assets of Information On Demand, Inc. for $1,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of September 30, 1999, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

On April 9, 1999, a municipality filed a demand for binding arbitration and claim against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations. The claim requests a judgment requiring the Company to pay damages for breach of contract in an amount to be determined at the arbitration. The municipality has demanded return of $991 paid to the Company. The Company denied liability and filed counterclaims on May 3, 1999, alleging that: (i) the municipality breached its contractual duties and obligations under a Hardware Purchase Agreement and a Software License and Services Agreement with the Company; and
(ii) the municipality breached its duty of good faith and fair dealing with the Company. The Company is seeking damages against the municipality in excess of $1,800 and other damages to be determined at the arbitration. Management plans to vigorously defend the claim and pursue its counterclaims. In the opinion of management, the Company will substantially prevail in this matter on the merits and the ultimate outcome is not expected to materially affect the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) During the nine months ended September 30, 1999, the Company continued to use the net proceeds of the initial public offering for investments, which totaled $4,154.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 5. OTHER INFORMATION

In September 1999, the Company retained Broadview International, LLC ("Broadview") to provide strategic financial advice to the Company, including assistance in evaluating any proposal from Tyler Technologies, Inc. Broadview is a leading global investment bank focused on information technology, communications and media industries. Broadview provides financial advice and assists clients with mergers and acquisitions, restructuring and private financings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Number      Name
      ------      -------------------------------------------------------------

       27.0       Financial Data Schedule (submitted only in electronic format)

(B)  REPORTS ON FORM 8-K

     A current report on Form 8-K and amendment thereto were filed by H.T.E., Inc. on August 3, 1999 and August 25, 1999, respectively.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           H.T.E., INC.



Date:  November 12, 1999



                                           /s/ Gilbert O. Santos
                                           -------------------------------
                                           Office of the Chief Executive
                                           Officer/President
                                           By: Gilbert O. Santos



                                           /s/ Susan D. Falotico
                                           -------------------------------
                                           Susan D. Falotico
                                           Interim Chief Financial Officer

                                 EXHIBIT INDEX


      Number     Name
      ------     --------------------------------------------------------------

       27.0      Financial Data Schedule  (submitted only in electronic format)