Form 10-K405
period 1999-12-31
HTE INC
filed 2000-03-30
CIK 1010655

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-22657

                                  H.T.E., INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                              59-2133858
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


     1000 BUSINESS CENTER DRIVE
         LAKE MARY, FLORIDA                            32746
   (Address of Principal Executive                  (Zip Code)
               Offices)

      Registrant's telephone number, including area code:  (407) 304-3235

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 20, 2000, was $57,283,365. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     The number of shares of the Registrants Common Stock, $.01 par value, outstanding as of March 20, 2000, was 17,550,479.


===============================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................     10
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     12
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     12
Item 6.    Selected Financial Data.....................................     13
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     15
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................     31
Item 8.    Financial Statements and Supplementary Data.................     31
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     31
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     32
Item 11.   Executive Compensation......................................     34
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     42
Item 13.   Certain Relationships and Related Transactions..............     43
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     44

                           FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     H.T.E., Inc. ("HTE" or the "Company") develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. For over 18 years, the Company has focused its applications, business and marketing exclusively on the public sector and utilities and has established itself as a market leader. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing five functional areas: financial management, community services, public safety and justice, utility management and K-12 school administration. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training, and the provision and configuration of hardware systems.

     As of December 31, 1999, the Company had over 1,600 customers in the U.S., Caribbean, United Kingdom and Canada, including installations in all 50 U.S. states. The Company markets and sells its products primarily through a direct sales force. The Company's focus on the public sector and utilities industries has allowed it to develop significant expertise in these industries and to design feature-rich solutions that address the specific needs of these organizations.

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

     The public sector marketplace is currently undergoing significant organizational and business changes. In recent years, the federal government ceded additional program and funding responsibilities to state and local governments, resulting in a growing requirement at the local level to fill the gap between increasing constituent demands and limited resources. Like many private sector businesses, public sector organizations are facing increasing pressure to improve delivery of goods and services while striving to reduce costs and generate additional revenue. In response, public sector organizations are employing information technology ("IT") solutions in an effort to streamline and automate administrative intensive processes, improve timeliness and quality of services and generally enhance operating efficiencies. In addition, public organizations are seeking to use information technology to create new sources of revenue and enhance existing revenue collection.

     Certain information technology issues facing state and local governments also impact public utilities, many of which are owned by municipalities. In addition, deregulation in the utility market has resulted in greater competition between public and private utilities. Consequently, public utilities are under pressure to retain their customer bases and focus their efforts on enhancing the level of service, improving operating practices and reducing costs. Specifically, utilities seek to ensure timely and effective utilization of inventory, equipment and human resources, along with improved customer service levels. Utilities must also comply with government regulations covering environmental, worker health and safety and other matters.

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

HTE'S TOTAL ENTERPRISE SOLUTION(R)

     The Company's fully-integrated, enterprise-wide software solution enables public sector and utility organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. HTE's Total Enterprise Solution is based on 18 years of public sector and utility expertise and consists of a full suite of software applications, as well as a complete range of customer services, support and training. The Company's Total Enterprise Solution provides the following:

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

          Enable Citizen Access via the Internet. The Company currently estimates that millions of U.S. households are served by communities and organizations which use HTE software to manage their information systems. These citizens are increasingly looking to their counties/communities to improve electronic services access for the payment of utility bills, tax bills, and parking tickets and for additional e-government capabilities for such things as court case filings, advanced park reservations, and general citizen complaint or incident reporting. As these business and citizen to government services become more Internet enabled, HTE is being asked by its customers to take a leading role in helping them migrate to this newer technology.

          Move "down-market" with application hosting. HTE has developed a capability to use its CitySoft product line as an entry vehicle to provide application hosting to smaller communities which lack sufficient size to justify their own hardware, software and internal information systems staff which has been necessary, in the past, to install and operate HTE's integrated solutions. As an application services provider, the Company anticipates that it will be able to offer remote information processing to these smaller communities with a shared processor configuration for a monthly processing fee. The Company expects that the primary market for this service will be communities with populations under 5,000.

          Capitalize on Public Sector Expertise. The Company intends to capitalize on its public sector knowledge and experience to enhance sales in existing markets, such as the utilities market, and expand into new market segments, such as foreign governments and educational institutions. For over 18 years, the Company has focused exclusively on the public sector and utilities marketplace. The Company believes this focus has resulted in the development of a core expertise and background in areas such as government fund accounting, as well as the "front-office" and "back-office" mission-critical activities of police, fire and other emergency personnel. In addition, HTE believes its public sector focus has allowed the Company to develop a large customer base, with over 1,600 customers across North America. The Company believes the size and geographic breadth of its customer base offers significant leverage with regards to new business, since references from existing customers often result in future sales opportunities.

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

          Supplement Internal Growth Through Strategic Acquisitions. The Company views acquisitions as a means of acquiring technology and application expertise, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. In the longer term, the Company intends to pursue acquisition opportunities which accomplish its objective of becoming the leading provider of enterprise-wide information solutions to the public sector. Over the past five years, the Company has supplemented its internal growth with nine strategic acquisitions.

     In connection with its growth strategy, the Company acquired the assets of JALAN, Inc., Vanguard Management and Information Systems, Inc. and Information On Demand, Inc. The Company also acquired Phoenix Systems, L.L.C. and UCS, Inc. through pooling of interests transactions.

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

     In June 1999, the Company purchased certain assets of Information On Demand, Inc. for $1 million. This acquisition allows the Company to provide local governments with the ability to perform procurement and purchasing via the Internet and positions HTE to help its customers do actual business on the web as opposed to simply making information available.

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

     The following summarizes the Company's applications and the principal benefits of the integrated application system:

                          FINANCIAL MANAGEMENT SYSTEMS

     HTE's Integrated Accounting System provides a comprehensive fund accounting system that includes general ledger, budgeting, accounts payable, project and grant management and financial reporting. The system is available in two formats to accommodate a wide range of accounting practices, while maintaining compliance with financial reporting guidelines. Integrated Accounting can work independently or with other HTE applications to provide a completely integrated, enterprise-wide financial solution. The principal benefits of this integrated system are as follows:

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

                           COMMUNITY SERVICES SYSTEMS

     The Company's systems provide a centralized land and location database solution which expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, voter registration, appraisal and assessment, and tax billing and collections. The system also manages community parks and recreational facilities. The principal benefits of the systems are as follows:

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

                       PUBLIC SAFETY AND JUSTICE SYSTEMS

     The public safety applications offer police, fire and rescue entities and other emergency personnel a complete public safety solution through an integrated suite of applications, which provide immediate in-the-field access to vital information. Such dispatch information includes locations, equipment and personnel response recommendations and current status of events or incidents. Applications allow for mobile collection of incident data mandated by state and federal regulatory agencies and promote greater safety of public service personnel. Critical communication links for rapid information dissemination in emergency situations are facilitated by the integration of mobile data computers, Emergency-911 operations, state and federal computers, and alarm panels. The justice suite provides a complete centralized system for managing information and activities associated with jails, court cases, probation, prosecution, public defense and return of service. The principal benefits of the public safety applications are as follows:

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

                                UTILITY SYSTEMS

     The Company offers a suite of integrated products designed to handle a full range of utility services including electric, water and gas. The flexibility of these programs lets customers tailor applications to meet specific business needs. HTE's Customer Information System ("CIS") is capable of interfacing with software systems which run on open systems platforms and with various databases, for engineering purposes such as plant maintenance. Some of the principal benefits of these products are as follows:

     - A broad utility management system designed to handle a full range of services including bill processing, equipment management and customer service information.

     - Provides immediate access to customer information and work orders and tracks assets and resources.

                           K-12 SCHOOL ADMINISTRATION

     These integrated applications address four key areas of K-12 school administration: general accounting, payroll, human resources and student administration. All applications incorporate a variety of standard features and functions to provide ease of use, customization capabilities and reporting flexibility. Among the principal benefits of these applications are the following:

     - Integrates system security to restrict users and protect confidentiality.

     - Complies with state and federal reporting requirements.

     - Client/server platform operates in a network environment.

     - Supports bar coding and scanning for attendance, grade reporting and employee photos.

HTE'S LAYERED SOFTWARE ARCHITECTURE

     The Company's software architecture is based on a two-tier thin client model. Microsoft Windows 95, Windows 98 and Windows NT may host the client. The Company is moving from this architecture to an n-tier architecture, which isolates the application logic and database access from the presentation layer. A Java-based server running on either Windows NT or the IBM AS/400 will host the presentation layer. The presentation layer supports Java capable browsers such as Microsoft's Internet Explorer and Netscape's Navigator.

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

SALES AND MARKETING

     The Company sells its products in North America through a direct sales force. As of December 31, 1999, the Company had 95 employees in its sales and marketing organization, including sales representatives, pre-sale consultants, telemarketers, sales management, proposal specialists, product demonstrators and systems hardware specialists. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers. These techniques include exhibiting at trade shows, holding seminars for clients and prospective clients on technology and industry issues, marketing through targeted mail campaigns and publishing SOLUTIONS Magazine (a semi-annual Company publication).

     HTE uses a combination of electronic prospective client databases, computer aided telemarketing and field sales methodologies to identify potential candidates for its Total Enterprise Solution systems. Prospective HTE customers are monitored through a prospect management system that segments the sales cycle into several phases, each with multiple measurement points, to assess properly the prospective client base.

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong relationships with businesses that the Company believes play a role in the successful marketing of its software products. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage information systems. These providers include software and hardware vendors and technology consulting firms, some of which are active in the selection and implementation of information systems for organizations that comprise the Company's principal customer base. HTE has maintained relationships with companies such as IBM, Hewlett-Packard, Oracle Corporation and Seagull Software. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of many of these companies. HTE has conducted several joint marketing and sales programs with these vendors, including seminars, direct mail campaigns and trade show appearances. Additionally, the Company plans to drive new growth through internet citizen access and an ASP (application service provider) model. The Company's large existing customer base of over 1,600 customers creates a ready market to millions of household citizens and utility customers served by the Company's application suite. The Company believes that a significant untapped business opportunity exists in providing these household citizens and utility customers online transaction-oriented services, 24 hours a day and seven days a week, from the comfort of their homes.

CUSTOMERS

     The Company provides fully-integrated, enterprise-wide software solutions to state, city and county governments, utilities, transportation authorities, parks and recreation departments and police, fire and emergency personnel. As of December 31, 1999, the Company had over 1,600 customers, including installations in all 50 U.S. states. No customer accounted for more than 5% of total revenues for the period ended December 31, 1999.

PRODUCT DEVELOPMENT

     HTE's product development efforts are focused on enhancement of its existing product line and its enterprise system in the areas of internet enablement and end user ergonomics. Key product functionality enhancements will also be addressed as identified by our user group through the Enhancement Request System (ERS) and by our marketing research. In addition, HTE will continue to evolve its enterprise wide solution by continuing to enhance and streamline application interfaces toward increased performance and reliability. At December 31, 1999, HTE had 258 full-time employees in product development.

     HTE plans to continue to add new products and services, both through internal development and potential acquisitions, to leverage the Company's core technologies and expertise. In the development of new applications, the Company intends to strive to allow customers to utilize existing systems while at the same time providing customers the advantage of advances in network systems, platforms, database and other relevant technologies. The Company's gross development expenditures were $11.0 million, $19.1 million and $23.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     The Company believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its markets, the Company competes from time to time with (i) custom software and services providers such as Andersen Consulting, KPMG Peat Marwick, and Oracle Corporation, (ii) companies which focus on selected segments of the public sector market including PeopleSoft, Inc., Systems Computer & Technology, Inc., J.D. Edwards & Company, Inc. and Tyler Technologies, Inc. and
(iii) a significant number of smaller private companies. Many of these companies do not focus exclusively on the public sector or offer fully-integrated enterprise-wide software applications. There can be no assurance that such competitors will not develop products or offer services that are superior to the Company's products or services or that achieve greater market acceptance.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 798 people, including 95 in sales and marketing, 258 in product development, 165 in customer support and field services, 204 in professional services and 76 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

     The Company also occupies approximately 12,000 square feet of space in Fort Lauderdale, Florida, pursuant to a lease expiring in October 2000; approximately 6,000 square feet of space in Golden, Colorado, pursuant to a lease expiring in May 2000; approximately 4,000 square feet of space in Spokane, Washington, pursuant to a lease expiring December 2002; approximately 6,500 square feet of space in Edmonton, Alberta, pursuant to a lease expiring August 2000; approximately 4,000 square feet of space in Vienna, Virginia, pursuant to a lease expiring March 2003; and approximately 3,000 square feet of office space in Southbury, Connecticut, pursuant to a lease expiring May 2000.

     The Company also leases an aggregate of approximately 15,000 additional square feet of office space in various other locations, which are used mostly for sales offices and additional training facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On April 9, 1999, the City of Tacoma, Washington filed a demand for binding arbitration and claim for damages against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations under a Software License and Service Agreement, which contained a narrowly drawn arbitration clause. On May 3, 1999, the Company filed counterclaims in the Superior Court for Pierce County, Washington alleging, among other things, that the City of Tacoma breached its contractual duties and obligations under a Hardware Purchase Agreement, which did not contain an arbitration clause. The trial court granted the City of Tacoma's motion to compel arbitration of all allegations arising from both contracts. On January 13, 2000, an arbitration panel composed of three Washington State attorneys ("Arbitrators") rendered a final award ("Award") against the Company for $5,174,000. A judgment for the Award was entered against the Company by the Superior Court for Pierce County, Washington on January 15, 2000. As a result of the Award, the Company has filed a direct appeal to the Washington State Supreme Court contesting the Award on a variety of grounds including, but not limited to, the fact that the Arbitrators acted in "manifest disregard of the law." The Company maintains that the terms of the binding arbitration clause of the software contract was limited to only disputes arising under that contract and, further, that the Arbitrators inappropriately disregarded the damages limitation clause in both contracts and illegally awarded Tacoma speculative "benefit of the bargain damages" -- which damages were well beyond the scope of the agreements. One of the Arbitrators dissented as to the "benefit of the bargain damages" in the Award. Further, as a result of this Award, the Company subsequently sought coverage and a defense from its insurance carriers (The Chubb Group of Insurance Companies, hereinafter the "Chubb Carriers"), which claims were denied. Thereafter, the Company instituted a "Declaratory Judgment Action" on January 28, 2000 in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida against the Chubb Carriers who provided the relevant insurance policies for the Company. The Company seeks insurance coverage, and a defense, pursuant to a variety of policies purchased by the Company for computer software errors and omissions coverage, a multi-media liability insurance policy and an umbrella policy for coverage amounts in excess of the underlying limits for the aforementioned policies. After the Company filed its case against the Chubb Carriers, they responded by instituting a separate cause of action on January 31, 2000 seeking a Declaratory Judgment against the Company in the United States District Court for the Middle District of Florida. In light of the diversity of citizenship issues presented, both matters have been transferred to the United States District Court and are awaiting the appropriate management order setting down a schedule for the case(s). Finally, on February 29, 2000, the Company instituted a cause of action in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida, contesting, and/or seeking a stay of enforcement of the foreign judgment rendered in the State of Washington regarding the Award. The Company in its Florida Circuit Court Complaint, put forth similar arguments as to that presently on appeal in the State of Washington. In addition, the Company pointed out that one of the Company's contracts with the City of Tacoma did not even contain an arbitration clause and that the remaining contract contained only a narrowly drawn arbitration clause, limiting arbitration only to disputes under the terms of such contract. The Company maintains that despite the limited agreement to arbitrate certain matters, the Arbitrators proceeded to hear and decide matters under both contracts, as well as extra contractual matters which, once again, would clearly constitute a "manifest disregard of the law." The Company maintains that this is a clear and reversible error. A preliminary management conference on this matter has been scheduled for April 20, 2000, with an evidentiary hearing to follow in the Florida Circuit Court sometime thereafter. While the Company intends to vigorously pursue these cases and believes its positions have merit, it is unable to predict the ultimate outcome at this time.

     In regard to the binding arbitration proceeding between the Company and Montana Power Company ("MPC") commenced on February 3, 1999, a settlement and mutual release agreement was executed by the parties in January 2000. This settlement agreement allows for a complete mutual release and discharge of any and all outstanding obligations between the Company and MPC under the Software License and Services Agreement and the arbitration proceeding. The Company retained all of the $1,535,000 paid by MPC to the

Company for software, hardware and services. As a result of this settlement, the Company wrote off approximately $754,000 in revenue and $581,000 in capitalized costs related to the Software License and Services Agreement in the fourth quarter of 1999, which resulted in an after-tax charge of $819,000. This settlement did not involve any cash payment by the Company to MPC.

     The Company is involved in various other legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these outstanding claims and actions will not have a material adverse effect on the Company's financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "HTEI". The number of shareholders of record as of March 20, 2000 was 207; however, the number of beneficial holders is approximately 4,312. The closing price per share on that date was $3.375.

     The table below sets forth information, for each quarter in 1997, 1998 and 1999, concerning the high and low sales prices of a share of the Company's common stock. Quotations for such periods are as reported by NASDAQ for National Market Issues. The Company's common stock was not publicly traded prior to June 11, 1997, and, therefore, there is no data prior to June 1997.

                                                              STOCK PRICE RANGE
                                                              ------------------
                                                                LOW       HIGH
                                                              -------    -------
YEAR ENDED DECEMBER 31, 1997
  Second Quarter............................................  $ 5.500    $ 5.125
  Third Quarter.............................................  $ 7.625    $ 5.250
  Fourth Quarter............................................  $10.000    $ 7.313
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $11.063    $ 8.750
  Second Quarter............................................  $17.625    $11.000
  Third Quarter.............................................  $17.625    $ 8.313
  Fourth Quarter............................................  $11.500    $ 5.625
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $ 2.250    $ 8.438
  Second Quarter............................................  $ 2.531    $ 4.875
  Third Quarter.............................................  $ 2.000    $ 3.563
  Fourth Quarter............................................  $ 1.625    $ 7.500

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

     The net proceeds from the sale of the 4,650,000 shares of common stock offered by the Company were approximately $22.6 million (includes the underwriters' over-allotment option of 750,000 shares which were exercised in July 1997), after deducting underwriting commissions and discounts of $1.8 million and other expenses of $1.2 million, for an aggregate total of $3.0 million. The selling shareholders paid their respective underwriters commissions ($424,000), while the Company paid the remaining discounts and expenses on their behalf. The Company used a portion of the proceeds ($2.3 million) to repay a revolving credit facility, which matured on June 30, 1998, and bore interest at the fluctuating prime rate plus 1.25%. The Company also paid the $300,000 aggregate principal balance on notes payable to related parties which arose from the purchase of Bellamy Software Ltd. in 1996. The sum of $624,000 in accrued dividends was paid to holders of mandatorily redeemable preferred stock. Additionally, $3.6 million was used for the acquisitions of Kb Systems, Inc., JALAN, Inc., Vanguard Management and Information Systems, Inc. and Information on Demand, Inc. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The following selected consolidated financial data of the Company for the year ended December 31, 1996, and for the nine months ended December 31, 1995, have been derived from unaudited consolidated financial statements of the Company. In the Company's opinion, such unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments (except for the effect of the change in the estimated life of capitalized computer software development costs), necessary for a fair presentation of the financial position and results of operations for such periods. The selected consolidated financial data of the Company as of March 31, 1996 and December 31, 1996, and for the year ended March 31, 1996, have been derived from consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data of the Company as of December 31, 1997, 1998 and 1999, and for the nine months ended December 31, 1996 and for the years ended December 31, 1997, 1998 and 1999, and, have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent certified public accountants, included elsewhere herein.

                                   YEAR      NINE MONTHS ENDED
                                   ENDED       DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                 MARCH 31,   -----------------   --------------------------------------
                                   1996       1995      1996      1996      1997      1998       1999
                                 ---------   -------   -------   -------   -------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses..........     $11,575    $ 6,791   $10,869   $15,847   $26,762   $43,277   $ 24,641
  Professional services......      10,686      7,376     8,943    11,715    14,543    20,870     28,575
  Hardware...................       7,323      5,836     7,740     9,219    11,768    15,516     14,945
  Maintenance and other......      10,013      8,020     6,950     9,040    12,571    17,793     25,772
  Resource management........          --         --        --        --       448     1,449      2,275
                                  -------    -------   -------   -------   -------   -------   --------
          Total revenues.....      39,597     28,023    34,502    45,821    66,092    98,905     96,208
                                  -------    -------   -------   -------   -------   -------   --------

                                   YEAR      NINE MONTHS ENDED
                                   ENDED       DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                 MARCH 31,   -----------------   --------------------------------------
                                   1996       1995      1996      1996      1997      1998       1999
                                 ---------   -------   -------   -------   -------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating expenses:
  Cost of software
     licenses................       3,585      2,794     2,919     3,742     5,283     8,843      7,489
  Cost of professional
     services................       7,608      5,629     4,952     6,728     8,363    13,399     17,294
  Cost of hardware...........       5,774      4,656     6,186     7,308     9,209    13,050     12,437
  Cost of maintenance and
     other...................       4,233      3,168     2,705     3,598     5,984    10,041     10,350
  Cost of resource
     management..............          --         --        --        --       343       918      1,440
  Research and development...       4,508      3,310     5,242     6,537     8,256    14,048     19,294
  Sales and marketing........       5,474      3,949     6,186     7,742    11,520    20,526     20,116
  General and
     administrative..........       6,764      5,006     5,830     7,702    10,925    15,614     18,779
  Contract judgement and
     settlement, employee
     termination benefits and
     other costs.............          --         --        --        --        --       552     12,927
                                  -------    -------   -------   -------   -------   -------   --------
          Total operating
            expenses.........      37,946     28,512    34,020    43,357    59,883    96,991    120,126
                                  -------    -------   -------   -------   -------   -------   --------
Operating income (loss)......       1,651       (489)      482     2,464     6,209     1,914    (23,918)
Interest expense (income)....         127         70       191       248      (227)     (321)      (154)
                                  -------    -------   -------   -------   -------   -------   --------
Income (loss) before income
  taxes......................       1,524       (559)      291     2,216     6,436     2,235    (23,764)
Provision (benefit) for
  income taxes...............         211       (605)      581     1,397     2,482     1,253     (8,898)
                                  -------    -------   -------   -------   -------   -------   --------
Net income (loss)............       1,313         46      (290)      819     3,954       982    (14,866)
Accretion and accrual of
  dividends on mandatorily
  redeemable preferred
  stock......................         184        138     1,003     1,049     1,308        --         --
                                  -------    -------   -------   -------   -------   -------   --------
Net income (loss)
  attributable to common
  stockholders...............     $ 1,129    $   (92)  $(1,293)  $  (230)  $ 2,646   $   982   $(14,866)
                                  =======    =======   =======   =======   =======   =======   ========
PER SHARE DATA:
Net income (loss) per share:
  Basic......................     $  0.14    $ (0.01)  $ (0.16)  $ (0.03)  $  0.21   $  0.06   $  (0.86)
                                  =======    =======   =======   =======   =======   =======   ========
  Diluted....................     $  0.12    $ (0.01)  $ (0.16)  $ (0.03)  $  0.20   $  0.06   $  (0.86)
                                  =======    =======   =======   =======   =======   =======   ========
PRO FORMA OPERATIONS DATA:
Income (loss) before income
  taxes......................     $ 1,524    $  (559)  $   291   $ 2,216   $ 6,436   $ 2,235   $(23,764)
Pro forma provision (benefit)
  for income taxes...........         593       (265)      158       956     2,463       864     (8,898)
                                  -------    -------   -------   -------   -------   -------   --------
Pro forma net income
  (loss)(1)..................     $   931    $  (294)  $   133   $ 1,260   $ 3,973   $ 1,371   $(14,866)
                                  =======    =======   =======   =======   =======   =======   ========
Pro forma net income per
  share(2):
  Basic......................                                              $  0.28   $  0.08   $  (0.86)
                                                                           -------   -------   --------
  Diluted....................                                              $  0.27   $  0.08   $  (0.86)
                                                                           =======   =======   ========

                                                                           DECEMBER 31,
                                                   MARCH 31,   -------------------------------------
                                                     1996       1996      1997      1998      1999
                                                   ---------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................   $ 1,143    $ 1,038   $18,634   $ 7,553   $ 6,901
Working capital..................................       782        387    24,387    22,078     6,408
Total assets.....................................    21,514     27,415    54,208    69,831    61,009
Long-term debt...................................        --        240        --        --        --
Total stockholders' equity (deficit).............     1,166       (175)   30,292    32,939    19,306

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, implements and supports fully integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments and other municipal agencies and for public and private utilities. For over 18 years, the Company has strategically focused on providing software applications exclusively to middle market public sector organizations and utilities, and has established itself as a leading provider of software solutions to those markets. HTE's fully integrated enterprise-wide software applications are designed to fulfill the specific functional requirements of the public sector marketplace, such as improvement of delivery of services, reduction of costs, enhancement of revenue collection, operation within budgetary constraints, compliance with government regulations and improvement of overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing five functional areas: financial management, community services, public safety and justice, education and utility management. The Company's products operate as integrated suites or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training, and the provision and configuration of hardware systems.

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

RECENT ACQUISITION

     In June 1999, the Company created HTE-IOD, Inc., a wholly-owned subsidiary, which later changed its name to DemandStar.com, Inc. (DemandStar). DemandStar purchased certain assets of Information On Demand, Inc. for $1.0 million in cash. The Company could pay up to an additional $2.0 million for the purchase if DemandStar meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. The assets purchased consisted of customer lists and goodwill. As part of the purchase, HTE also assumed various customer service liabilities. The Company intends to spin-off DemandStar (but will still retain an equity interest in DemandStar), through a rights offering for DemandStar common stock. On December 22, 1999, DemandStar filed a registration statement with the SEC in contemplation of a rights offering to the Company's shareholders of record as of March 6, 2000, and certain qualified employees and optionees, and the sale of Series A and Series B preferred stock to the Company. The registration statement was declared effective by the SEC on March 27, 2000 and the rights offering is essentially DemandStar's initial public offering. The rights distributed to the shareholders, employees and optionees of the Company entitle each holder to purchase shares of common stock of DemandStar for $1.00 per share until the expiration of the rights offering.

FUTURE ACQUISITIONS

     Over the past five years, the Company has supplemented its internal growth with nine acquisitions, six of which have occurred since December 1997. The Company intends to continue its growth strategy and expects growth from acquisitions to complement internally generated growth. The Company views acquisitions as a means of acquiring technology and industry expertise thereby expanding the variety of enterprise-wide software applications the Company offers for sale and servicing, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. The Company intends to pursue acquisition opportunities which help it to accomplish its objective of becoming the leading provider of enterprise-wide IT solutions to the public sector.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                     NINE MONTHS
                                          YEAR          ENDED
                                          ENDED     DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                        MARCH 31,   -------------   -----------------------------
                                          1996      1995    1996    1996    1997    1998    1999
                                        ---------   -----   -----   -----   -----   -----   -----
Revenues:
  Software licenses...................     29.2%     24.2%   31.5%   34.6%   40.5%   43.7%   25.6%
  Professional services...............     27.0      26.3    25.9    25.6    22.0    21.1    29.7
  Hardware............................     18.5      20.9    22.4    20.1    17.8    15.7    15.5
  Maintenance and other...............     25.3      28.6    20.2    19.7    19.0    18.0    26.8
  Resource management.................       --        --      --      --     0.7     1.5     2.4
                                          -----     -----   -----   -----   -----   -----   -----
          Total revenues..............    100.0     100.0   100.0   100.0   100.0   100.0   100.0
                                          -----     -----   -----   -----   -----   -----   -----
Operating expenses:
  Cost of software licenses...........      9.1      10.0     8.5     8.2     8.0     8.9     7.8
  Cost of professional services.......     19.2      20.1    14.4    14.7    12.7    13.5    18.0
  Cost of hardware....................     14.6      16.6    17.9    15.9    13.9    13.2    12.9
  Cost of maintenance and other.......     10.7      11.3     7.8     7.9     9.1    10.2    10.8
  Cost of resource management.........       --        --      --      --     0.5     0.9     1.5
  Research and development............     11.4      11.8    15.2    14.3    12.5    14.2    20.1
  Sales and marketing.................     13.8      14.1    17.9    16.9    17.4    20.8    20.9
  General and administrative..........     17.1      17.9    16.9    16.8    16.5    15.8    19.5
  Contract judgement and settlement,
     employee termination benefits and
     other costs......................       --        --      --      --      --     0.6    13.4
                                          -----     -----   -----   -----   -----   -----   -----
          Total operating expenses....     95.9     101.8    98.6    94.7    90.6    98.1   124.9
                                          -----     -----   -----   -----   -----   -----   -----
Operating income (loss)...............      4.1      (1.8)    1.4     5.3     9.4     1.9   (24.9)
Interest expense (income).............      0.3       0.2     0.5     0.5    (0.3)   (0.4)   (0.2)
                                          -----     -----   -----   -----   -----   -----   -----
Income (loss) before income taxes.....      3.8      (2.0)    0.9     4.8     9.7     2.3   (24.7)
Provision (benefit) for income
  taxes...............................      0.5      (2.2)    1.7     3.0     3.7     1.3    (9.2)
                                          -----     -----   -----   -----   -----   -----   -----
     Net income (loss)................      3.3%      0.2%   (0.8)%   1.8%    6.0%    1.0%  (15.5)%
                                          =====     =====   =====   =====   =====   =====   =====

  Comparison of Year Ended December 31, 1999 and December 31, 1998 (Amounts in thousands)

     Revenues

     The Company's total revenues decreased by 3% to $96,208 for the year ended December 31, 1999, from $98,905 for the year ended December 31, 1998.

     Software License Revenues. Revenues from software licenses decreased 43% to $24,641 for the year ended December 31, 1999, from $43,277 for the year ended December 31, 1998. As a percentage of total revenues, software license revenues decreased to 25.6% for the year ended December 31, 1999, from 43.7% for the year ended December 31, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopted a "wait and see" attitude towards Y2K. In addition, the decrease as a percentage of total revenues resulted from increased service revenues due to an effort to reduce the services backlog related to 1998 bookings.

     Professional Services Revenues. Revenues from professional services increased 37% to $28,575 for the year ended December 31, 1999, from $20,870 for the year ended December 31, 1998. As a percentage of total revenues, professional services revenues increased to 29.7% for the year ended December 31, 1999, from 21.1% for the year ended December 31, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Hardware Revenues. Hardware revenues decreased 4% to $14,945 for the year ended December 31, 1999, from $15,516 for the year ended December 31, 1998. As a percentage of total revenues, hardware revenues decreased to 15.5% for the year ended December 31, 1999, from 15.7% for the year ended December 31, 1998. The dollar and percentage decreases were primarily due to the decrease in software license purchases. The majority of hardware sales are made in conjunction with software license purchases.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 45% to $25,772 for the year ended December 31, 1999, from $17,793 for the year ended December 31, 1998. As a percentage of total revenues, maintenance and other revenues increased to 26.8% for the year ended December 31, 1999, from 18.0% for the year ended December 31, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Resource Management Revenues. Revenues from resource management increased 57% to $2,275 for the year ended December 31, 1999, from $1,449 for the year ended December 31, 1998. As a percentage of total revenues, resource management revenues increased to 2.4% for the year ended December 31, 1999, from 1.5% for the year ended December 31, 1998. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract.

     Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 15% to $7,489 for the year ended December 31, 1999, from $8,843 for the year ended December 31, 1998. As a percentage of software license revenues, cost of software licenses increased to 30.4% for the year ended December 31, 1999, from 20.4% for the year ended December 31, 1998. The dollar decrease was primarily related to the decrease in software license revenues. The increase in the cost of software licenses as a percentage of software license revenues resulted primarily from an increased number of third-party software licenses, specifically module enhancements such as report writers and imaging products and third-party software related to public safety applications which typically carry a higher cost of sale than other third-party products. In addition, the percentage increase is also due to relatively fixed computer software development amortization costs with lower software license revenues.

     Cost of Professional Services Revenues. Cost of professional services increased 29% to $17,294 for the year ended December 31, 1999, from $13,399 for the year ended December 31, 1998. As a percentage of professional services revenues, cost of professional services decreased to 60.5% for the year ended December 31, 1999, from 64.2% for the year ended December 31, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The decrease in the cost of professional services as a percentage of professional services revenues is primarily due to an increase in the billable percentage of employees as new staff increased productivity.

     Cost of Hardware Revenues. Cost of hardware decreased 5% to $12,437 for the year ended December 31, 1999, from $13,050 for the year ended December 31, 1998. As a percentage of hardware revenues, cost of hardware decreased to 83.2% for the year ended December 31, 1999, from 84.1% for the year ended December 31, 1998. The dollar and slight percentage decreases were related to the decreased hardware sales and the mix of equipment sold.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 3% to $10,350 for the year ended December 31, 1999, from $10,041 for the year ended December 31, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 40.2% for the year ended December 31, 1999, from 56.4% for the year ended December 31, 1998. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was related to more efficient use of existing resources and improved processes.

     Cost of Resource Management Revenues. Cost of resource management increased 57% to $1,440 for the year ended December 31, 1999, from $918 for the year ended December 31, 1998. As a percentage of resource management revenues, cost of resource management remained relatively constant at 63.3% and 63.4% for the years ended December 31, 1999 and 1998, respectively. The dollar increase was primarily related to costs associated with a new outsourcing contract which began in July 1999 and additional services.

     Research and Development Expenses. Research and development expenses increased 37% to $19,294 for the year ended December 31, 1999, from $14,048 for the year ended December 31, 1998. As a percentage of total revenues, research and development increased to 20.1% for the year ended December 31, 1999, from 14.2% for the year ended December 31, 1998. The dollar and percentage increases were primarily due to an increased focus on product enhancements, which resulted in lower capitalization of software development costs and increased expense. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 2% to $20,116 for the year ended December 31, 1999, from $20,526 for the year ended December 31, 1998. As a percentage of total revenues, sales and marketing remained relatively constant at 20.9% and 20.8% for the years ended December 31, 1999 and 1998, respectively. The slight dollar decrease was attributable to a decrease in the resources required to support the sales effort.

     General and Administrative Expenses. General and administrative expenses increased 20% to $18,779 for the year ended December 31, 1999, from $15,614 for the year ended December 31, 1998. As a percentage of total revenues, general and administrative expenses increased to 19.5% for the year ended December 31, 1999, from 15.8% for the year ended December 31, 1998. The dollar and percentage increases were due to the recent changes in management and the Company's strategy. These expenses consist primarily of additional staffing, increased allowance for doubtful accounts, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth of services revenue. In addition, the increase as a percentage of total revenues was due to lower software license revenues. Management anticipates that general and administrative expenses as a percentage of total revenues will decrease in future years and that current trends are not indicative of the future.

     Contract Judgement and Settlement, Employee Termination Benefits and Other Costs. Contract judgement and settlement, employee termination benefits and other costs were $12,927, or 13.4% of total revenues, for the year ended December 31, 1999. These costs consist primarily of $7,493 for contract judgement and settlement, $2,459 for employee severance packages and a non-cash charge of $1,138 for discontinuation of various product lines. The remaining charge of $1,837 primarily included other costs associated with the discontinuation of product lines and certain lease termination costs. In 1998, the Company recorded a charge of $552,000, or 0.6% of total revenue, related to the Company's planned underwritten offering, which was terminated on October 15, 1998.

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

     Contract Judgement and Settlement, Employee Termination Benefits and Other Costs. Contract judgement and settlement, employee termination benefits and other costs include the non-recurring charges related to the Company's planned underwritten offering, which was terminated on October 15, 1998. These costs were $552,000 or 0.6% of total revenue for the year ended December 31, 1998, and were expensed in the fourth quarter of 1998. There were no comparable expenses in the year ended December 31, 1997.

     Fourth Quarter Results. Beginning with the Company's IPO in June 1997, HTE has publicly communicated a 30% annual revenue growth rate objective. In the first three quarters of 1998, the Company significantly exceeded this revenue objective. The Company has successfully executed over five successive quarters its long-term growth strategy of making planned investments in building the Company's sales and marketing and professional staff infrastructure at levels consistent with current revenue increases. Accordingly, in 1998, the Company increased expenditures for infrastructure and product development based on a higher than 30% revenue growth and expense run rate. However, in the fourth quarter of 1998, the Company realized a 36.5% revenue growth, which was insufficient to support the previously committed increases in its infrastructure expense run rate. To address this unanticipated development, the Company intends to return to a more sustainable annual revenue growth rate objective for 1999 and plans to implement a comprehensive cost reduction program to achieve an expense run rate consistent with such revenue growth objective. In this manner, it is the Company 's objective to quickly return to reporting consistent future earnings growth each quarter. The Company recorded a pre-tax cost reduction charge during the first quarter of 1999 of $1.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997, the Company funded its operations primarily through cash generated from operations, supplemented by borrowings under a bank line of credit and the private sale of equity securities. On June 11, 1997, the Company completed its initial public offering of common stock (the "IPO"). The Company received $22.6 million from the IPO, net of issuance costs. Cash flow provided by (used in) operating activities was $3.5 million and $(3.3) million for the year ended December 31, 1999 and 1998, on net (loss) income of $(14.9) million and $982,000, respectively. Cash flow (used in) provided by operating activities was $(3.3) million and $4.7 million for the year ended December 31, 1998 and 1997, on net income of $982,000 and $4.0 million, respectively. Cash flow provided by operating activities was $4.7 million and $2.9 million for the years ended December 31, 1997 and 1996, on net income of $4.0 million and $819,000 respectively.

     Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $5.3 million and $7.9 million during the year ended December 31, 1999 and 1998, respectively. Cash used in investing activities totaled $7.9 million and $6.6 million during the year ended December 31, 1998 and 1997, respectively. Cash used in investing activities totaled $6.6 million and $3.3 million for the years ended December 31, 1997 and 1996. In 1999, the Company acquired certain assets of Information On Demand, Inc. for $1.0 million in cash. The Company's capital expenditures were primarily comprised of investments in equipment and related software. The Company made expenditures of $3.4 million in 1999 related to software development efforts for additional products and platforms. In 1998, the Company completed two cash purchase acquisitions: Jalan, Inc. and Vanguard Management and Information Systems, Inc. The Company's capital expenditures were primarily comprised of investments in equipment and related software associated with increased staffing. In addition, the Company made significant investments in upgrading internal systems. The Company made expenditures of $4.7 million in 1998 related to software development efforts for additional products and platforms.

     Net cash provided by financing activities was $1.2 million in the year ended December 31, 1999, related to the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements, compared to net cash provided of $167,000 in the year ended December 31, 1998. Net cash provided by financing activities was $167,000 in the year ended December 31, 1998, reflecting the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements, partially offset by the payment of amounts due to stockholders related to the UCS acquisition, compared to cash provided of $19.5 million in the year ended December 31, 1997. Net cash provided by financing activities was $19.5 million in the year ended December 31, 1997, related primarily to the proceeds from the IPO of $22.6 million, offset partially by the repayment of a line of credit, payment of dividends on the mandatorily redeemable preferred stock and pay-off of a note payable to related parties, compared to $341,000 in the comparable 1996 period.

     In 1998, the Company replaced the existing line of credit with a revolving line of credit of $15.0 million, which was terminated in 1999. The Company never borrowed under this line of credit. The Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, the potential payment of a judgment arising from a recent arbitration award could require the Company to seek additional financing sources. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings.

YEAR 2000 COMPLIANCE

     Prior to January 1, 2000, there was considerable concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports today, however, are that computer systems and software programs are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. The Company develops, markets, implements and supports fully integrated enterprise-wide software applications for public sector organizations and public and private utilities. The Company has completed the Year 2000 upgrades of its systems. The Company used existing resources for its Year 2000 compliance efforts, without incurring significant incremental expenses. As of the date of this Report, the Company has not experienced any significant disruption in its products as a result of any failure of any of its systems to function properly as of January 1, 2000 or February 29, 2000. The Company also has not experienced any Year 2000 failures related to any of its vendors or suppliers. The Company does not expect to incur any significant costs in 2000 related to Year 2000 activities.

     Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not, in the future, adequately identify equipment or systems that are not Year 2000 compliant.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

  Fluctuations In Quarterly Operating Results Related to Significant Contracts Signed Towards the End of the Quarter

     HTE's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors. Such factors include the budgeting and purchasing practices of its customers, the length of customer evaluation processes for HTE's solutions and the timing of customer system conversions. Because a substantial portion of revenues may not be generated until the end of each quarter, HTE may not be able to adjust or reduce spending in response to sales shortfalls or delays. In addition, HTE's expense levels are based, in significant part, on HTE's expectations of future revenues and are therefore relatively fixed in the short term. If revenues fall below expectations, net income is likely to be adversely affected. These factors can cause significant variations in operating results from quarter to quarter. HTE believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

  Recent Losses and Liquidity Factors

     We experienced significant operating losses for the twelve months ended December 31, 1999, and there is no guarantee that we will return to profitability in the near future. The Company realized a net loss for the twelve months ended December 31, 1999, of $14,866,000 compared to a net income of $982,000 for the same period in 1998. Our revenues may not grow or continue at their current level.

     We cannot assure that our current cash resources will be sufficient to meet our working capital requirements for the next twelve months as a result of a potential payment of a judgment arising from a recent arbitration award, combined with the fact that we have not obtained a credit facility.

  Risks Associated With Public Sector Market

     Substantially all of HTE's revenues to date have been attributable to sales of software and services rendered to state, county and city governments, other municipal agencies and publicly owned utilities. HTE expects that sales to public sector customers will continue to account for substantially all of HTE's revenues in the future. The sales cycle associated with the purchase of HTE's products is typically complex, lengthy and subject to a number of significant risks, including customers' budgetary constraints and governmental acceptance reviews over which HTE has little or no control.

     For each contract with a public sector customer, HTE is typically subject to a protracted procurement process. The process can include one or more of the following hurdles:

     - a detailed written response to product demonstrations;

     - the design of software that addresses customer-specified needs;

     - the integration of HTE and third party products;

     - political influences;

     - award protests initiated by unsuccessful bidders; and

     - changes in budgets or appropriations which are beyond HTE's control.

     Contracts with public sector customers are typically subject to procurement policies which may be onerous and may include profit limitations and rights of the agency to terminate for convenience or if funds are unavailable. Some public sector customers require liquidated damages for defective products and/or for delays or interruptions caused by system failures. Payments under some public sector contracts are subject to achieving implementation milestones, and HTE has had, and may in the future have, differences with customers as to whether milestones have been achieved.

     Government organizations require compliance with various legal and other special considerations in the procurement process. The adoption of new or modified procurement regulations could increase costs to HTE of competing for sales or impact HTE's ability to perform government contracts, which could adversely affect HTE. Any violation, intentional or otherwise, of these regulations could result in the imposition of fines, and/or debarment from award of additional government contracts which could have a material adverse effect on HTE.

  Management of Significant Growth Required

     HTE has grown significantly through acquisitions and expanded operations. As a result, HTE recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth resulted in new and increased responsibility for management personnel and placed additional demands upon HTE's operational, administrative and financial resources. To accommodate recent growth, compete effectively and manage potential future growth, HTE must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage its staff. These demands will require the addition of new management and other qualified personnel. There can be no assurance that HTE's personnel, systems, procedures and controls will be adequate to support HTE's future operations or to integrate successfully operations and personnel of acquired entities. Any failure to implement and improve HTE's operational, financial and management systems, to integrate operations of acquired businesses or to expand, train, motivate or manage employees could have a material adverse effect on HTE's business, operating results and financial condition.

  Ability to Retain and Attract Personnel

     HTE's continued success will depend upon the availability and performance of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect HTE. HTE believes that its continued success will depend in large part upon its ability to attract and retain such personnel. HTE has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that HTE will be successful in attracting and retaining such personnel.

  Ability to Respond to Technological Change

     The market for HTE's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, HTE's future success will depend, in part, upon its ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There is no assurance that HTE will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further there is no assurance that products, capabilities or technologies developed by others will not render HTE's products or technologies obsolete or noncompetitive. If HTE is unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, HTE's business, operating results and financial condition may be materially adversely affected.

  Risks Associated with Assimilation of Acquisitions

     A fundamental element of HTE's strategy is to grow through acquisitions. As part of its growth strategy, HTE evaluates the acquisition of other companies, assets or product lines that would complement or expand its business in attractive geographic or service markets or that would broaden its customer relationships. There can be no assurance that HTE will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into HTE's operations. The success of any completed acquisition will depend in large measure on HTE's ability to integrate the operations of the acquired business with those of HTE and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on HTE's business, financial condition and results of operations. Although HTE conducts due diligence reviews of potential acquisition candidates, HTE may not identify all material liabilities or risks related to acquisition candidates.

     HTE may elect to finance acquisitions with debt financing, through the issuance of common stock or other securities convertible into common stock, or any combination of the foregoing. There can be no assurance that HTE will be able to arrange adequate financing on acceptable terms. If HTE were to consummate one or more significant acquisitions in which the consideration consisted of stock, shareholders of HTE could suffer dilution of their interests in HTE. Most of the businesses that might become attractive acquisition candidates for HTE are likely to have significant intangible assets. Acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to HTE, which would reduce future earnings. In addition, such acquisitions could involve non-recurring acquisition-related charges, such as write-offs or write-downs of acquired research and development costs, which could have a material adverse effect on HTE's results of operations for the accounting period in which such charges are incurred.

  Competition

     HTE believes it is a leading provider of integrated enterprise-wide solutions for the public sector and utility markets. However, HTE faces competition from a variety of software vendors that offer products and services similar to those offered by HTE, and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources than HTE. HTE also competes with in-house management information services staffs.

     HTE believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. HTE competes from time to time with the following:

     - the consulting divisions of national and regional accounting firms;

     - companies which focus on selected segments of the public sector and utilities markets including PeopleSoft, Inc., Systems & Computer Technology Corp., J.D. Edwards & Company, Inc. and Tyler Technologies, Inc.; and

     - a significant number of smaller private companies.

     There can be no assurance that such competitors will not develop products or offer services that are superior to HTE's products or services or that achieve greater market acceptance.

     HTE could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of HTE's prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require HTE to reduce the price of its software licenses and related services. There can be no assurance that HTE will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon HTE's business, operating results and financial condition.

  Dependence on Key Suppliers and Strategic Relationships

     HTE purchases certain key components of its products from single or limited source suppliers. Those components include the adapter code and certain application development tools. There are relatively few suppliers for certain of those components. HTE currently has relatively few agreements that would assure delivery of such components from its suppliers. Generally, these contracts are terminable by either party upon 60 to 90 days notice. Establishing additional or replacement suppliers for any of the numerous components used in HTE's products, if required, may not be accomplished or could involve significant additional costs. The ability of any of HTE's suppliers to provide functional components in a timely manner, or the inability of HTE to locate qualified alternative suppliers for components at a reasonable cost, could adversely affect HTE's business, financial condition and results of operations. HTE's success also depends in part upon its alliances and relationships with leading hardware and software vendors. In addition, substantially all of HTE's hardware revenues are derived from the sale of IBM AS/400 systems in connection with HTE's remarketer arrangements with IBM. Any change in this or other relationships could have an adverse effect on HTE's financial performance while HTE seeks to establish alternative relationships. Further, HTE may need to establish additional alliances and relationships in order to keep pace with changes in technology and there can be no assurance such additional alliances will be established.

     HTE relies primarily on distribution channels for sales of its recently acquired line of field-based reporting software products. HTE has established strategic marketing alliances with several large vendors for these products. Other businesses that HTE may acquire in the future may also sell their products primarily through similar marketing alliances or other collaborative relationships. The maintenance of those alliances and the establishment of additional alliances may be necessary for increased market penetration for such products. Certain of HTE's competitors may have already established such alliances with desired vendors who, as a result, may have limited interests in creating alliances with HTE. There can be no assurance that HTE will be able to negotiate any additional strategic relationships, that such additional relationships will be available to HTE on acceptable terms or that any such relationships, if established, will be commercially successful. Failure to do so could have a material adverse effect on HTE's business, financial condition and results of operations.

  Risks of Software Defects and Product Liability

     Software products as complex as those developed by HTE may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although HTE has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that material defects and errors will not be found after commencement of product shipments. Any such defects could result in loss of revenues or delay market acceptance.

     HTE markets complex, mission-critical, enterprise-wide applications. HTE's license agreements with its customers typically contain provisions designed to limit HTE's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in HTE's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or judicial decisions. Although HTE has not experienced any significant product liability claims to date, the sale and support of software by HTE may entail the risk of such claims, which may be substantial. A successful product liability claim brought against HTE could have a material adverse effect upon HTE's business, operating results and financial condition.

  Proprietary Rights, Risks of Infringement and Source Code Release

     HTE regards certain features of its internal operations, software and documentation as confidential and proprietary. HTE relies on a combination of contract and trade secret laws and other measures to protect its proprietary intellectual property. HTE owns no patents and, under existing copyright laws, has only limited protection for its intellectual property. HTE believes that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of HTE's employees, frequent product enhancements and timeliness and quality of support services.

     HTE provides its products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. HTE generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, HTE makes enterprise-wide licenses available for select applications. Although HTE currently provides object code to its customers and not source code, HTE historically provided source code to its customers for several products. HTE has escrowed and continues to escrow its source code for the benefit of all customers. A misappropriation or other misuse of HTE's intellectual property, including source codes previously delivered to customers, could have an adverse effect on HTE. Further, there can be no assurance that third parties will not assert infringement or misappropriation claims against HTE in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management's attention. Further, any claims and litigation could cause product shipment delays or require HTE to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to HTE, if at all. Thus, litigation to defend and enforce HTE's intellectual property rights could have a material adverse effect on HTE's business, financial condition and results of operations, regardless of the final outcome of such litigation. HTE may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of HTE's rights may be ineffective in such countries.

  Risks Associated with International Sales

     HTE has sold products to customers in Canada, the Caribbean, and the United Kingdom. Management expects to augment its presence in international markets. Accordingly, HTE's business, and its ability to expand its operations internationally, is subject to various risks inherent in international business activities. HTE may have difficulty in safeguarding its intellectual property in countries where intellectual property laws are not well developed or are poorly enforced. General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder HTE's performance under contracts in those countries or could hinder its ability to collect for product and services delivered in those countries. Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for HTE to conduct business internationally. In addition, although HTE has normally been successful in stipulating that its foreign customers pay in U.S. dollars, any payment provisions involving foreign currencies may result in less revenue to HTE than expected due to foreign currency rate fluctuations. Further, the payment cycle for accounts receivable is longer in many countries than it is for domestic customers. Other risks associated with international operations include import and export licensing requirements, trade restrictions, changes in tariff rates, overlapping tax structures, and compliance with a variety of foreign laws and regulations. In addition, if HTE elects to establish a presence in international markets rather than marketing through independent sales representatives, as it does presently, HTE could encounter difficulty in staffing and managing an organization spread over various countries. Any of the foregoing factors could have a material adverse effect on HTE's ability to expand its international sales. In addition, HTE must translate its software into foreign languages. To the extent that HTE is unable to accomplish such translations in a timely manner, HTE's ability to further penetrate international markets would be adversely affected. The deeper exposure to international markets creates new areas with which HTE is not familiar and places HTE in competition with new vendors. There is no assurance HTE will be successful in its efforts to compete in these international markets.

     If HTE significantly expands its international business, it anticipates that it will hedge exchange rate movements on either side of a locked-in spot rate for movements within certain ranges on dollar-foreign currency rates. Changes in the value of foreign currencies relative to the dollar beyond the ranges hedged by HTE could affect its financial condition and results of operations, and gains and losses on currency translations could contribute to fluctuations in HTE's results of operations.

  Potential Volatility of Stock Price

     The market price of the common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on HTE's stock price are as follows: actual or anticipated fluctuations in HTE's operating results; announcements of technological innovations, new products or new contracts by HTE or its competitors; developments with respect to patents, copyrights or proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts; general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. There can be no assurance that similar litigation will not occur in the future with respect to HTE. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon HTE's business, operating results and financial condition.

  Effect of Certain Charter and Bylaw Provisions; Anti-takeover Effects

     Certain provisions of Florida law and HTE's Articles of Incorporation, as amended ("Amended Articles"), may deter or frustrate a takeover attempt of HTE that a shareholder might consider in its best interest. HTE is subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that certain business combinations and corporate transactions with beneficial owners of more than 10 percent of a corporation's voting stock, or any entity or individual controlled by such owner (an "interested shareholder") be approved by a majority of disinterested directors or the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." "Control shares" are defined as shares that, except for the application of the statute, would have voting power that, when added to all other shares that the acquirer owns or has the power to vote, would give the acquirer (directly, indirectly, alone, or as a member of a group) voting power in excess of certain statutory parameters. "Interested shares" are defined as a corporation's shares for which any of the following persons have direct or indirect voting power in the election of directors: (a) the person or group that acquires control shares, (b) every officer of the corporation, and
(c) every employee of the corporation who is also a director.

     In addition, certain provisions of HTE's Amended Articles or Bylaws, among other things, provide that:

     - any action required or permitted to be taken by the shareholders of HTE may be effected only at an annual or special meeting of shareholders, and not by written consent of the shareholders;

     - the annual meeting of shareholders shall be held on such date and at such time fixed from time to time by the Board of Directors, provided that there shall be an annual meeting held every calendar year;

     - any special meeting of the shareholders may be called only by the Chairman of the Board, or upon the affirmative vote of at least a majority of the members of the Board of Directors, or upon the written demand of the holders of not less than 50% of the votes entitled to be cast at a special meeting;

     - an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings; and

     - HTE's Board of Directors be divided into three classes, each of which serves for different three-year periods.

     In addition, HTE is authorized to issue additional shares of common stock and up to five million shares of preferred stock. Preferred stock may be issued in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of common stock. Issuance of additional shares of common stock or new shares of preferred stock could also be used as an anti-takeover device.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No information has been presented pursuant to Item 7A as the Company does not have any financial instruments outstanding as of December 31, 1999, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 of this Report. See Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                           AGE                              POSITION
----                           ---                              --------
Bernard B. Markey............  35    Director -- Class III and Chairman
Joseph M. Loughry, III.......  54    Director -- Class II, President and Chief Executive Officer
L. A. Gornto, Jr.............  57    Director -- Class II and Executive Vice President, Secretary,
                                       Treasurer and General Counsel
Susan D. Falotico............  37    Vice President and Chief Financial Officer
Gilbert O. Santos............  40    Vice President -- Product Solutions and Business Development
Brian B. Heafy...............  38    Vice President -- Public Safety and Justice
Robert W. Nelson.............  55    Vice President -- Marketing & Sales and Chief Marketing Officer
Nancy D. Tallent.............  45    Vice President -- Human Resources and Corporate Communications
Edward A. Moses..............  57    Director -- Class I
O. F. Ramos..................  41    Director -- Class I

     Mr. Bernard B. Markey has been a director of the Company since 1995 and has served as Chairman since 1999. Mr. Markey is a Managing Partner of Advest New Century Capital, a private equity firm which he joined in September 1999. Mr. Markey was a general partner of MeridianVenture Partners, a privately-held venture capital fund, from 1995 through September 1999. Mr. Markey also serves on the Board of Directors of several privately-held companies.

     Mr. Joseph M. Loughry, III joined the Company in January 2000 as President and Chief Executive Officer. He also serves as a director. Mr. Loughry's background includes several years at General Electric Information Services where he was involved in sales and product development. Mr. Loughry also served in senior management positions at Goal Systems, Inc., UCCEL Corporation, and Legent Corporation. Mr. Loughry held several positions with First Union Corporation from January 1993 through January 1999. These positions include Chief Executive Officer of Nationwide Remittance Centers, Inc., which was acquired by CoreStates Bank (now a part of First Union Corporation). Mr. Loughry thereafter became the President and Chief Executive Officer of QuestPoint Holdings, Inc., a $300 million revenue information technology affiliate of the bank. During 1999, Mr. Loughry was temporarily retired.

     Mr. L. A. Gornto, Jr. was appointed as a member of the Company's Board of Directors in December 1999. Mr. Gornto joined the Company in January 1997 and also serves as Executive Vice President, Secretary and General Counsel. Mr. Gornto was also appointed as Chief Financial Officer, Secretary, and a director of DemandStar, a subsidiary of the Company, in November 1999 and has served as DemandStar's Executive Vice President and General Counsel since its inception in June 1999. From January 1997 until November 1997, he served as the Company's Chief Financial Officer. Since 1988, Mr. Gornto has been engaged in the private practice of law in central Florida and provides legal services to the Company as General Counsel. From 1985 to 1987, Mr. Gornto served as Senior Vice President-Finance and Chief Financial Officer of Jerrico, Inc., formerly a publicly-traded company and holding company of Long John Silvers, a seafood restaurant chain. From 1977 to 1985, he was engaged in the private practice of law and also served as a management consultant. From 1968 to 1977, he served as Executive Vice President and Chief Financial Officer and a director of Red Lobster Restaurants, a seafood restaurant chain and formerly a subsidiary of General Mills, Inc. Mr. Gornto is an attorney-at-law and certified public accountant licensed in the states of Florida and Georgia and holds an L.L.M. degree from Emory University School of Law.

     Ms. Susan D. Falotico joined the Company in 1995 and serves as Vice President, Treasurer and in November 1997 was also appointed Chief Financial Officer. From 1995 to November 1997, Ms. Falotico served as the Company's Vice President -- Controller and Chief Accounting Officer. From 1988 to 1995, Mrs. Falotico served as Controller of the Newtrend Division of EDS, Inc., a systems integration company, where she headed the Financial Accounting and Corporate Planning Department. From 1986 to 1988, Ms. Falotico was a Financial Analyst for ISI, a division of Mars, Inc., a food company, where she was responsible for monthly financial reporting and for coordinating a $70 million budget.

     Mr. Gilbert O. Santos joined the Company in September 1998 and currently serves as its Vice President -- Product Solutions and Business Development. From 1998 to 1999, Mr. Santos served as Vice President -- Customer Services, responsible for various functional areas including customer support and training, documentation and media, software quality assurance and testing, service management and project management and implementation. Mr. Santos held various marketing and engineering management positions with the Land Mobile Products Sector of Motorola, Inc. from 1983 to September 1998, most recently as Director of Operations.

     Mr. Brian B. Heafy joined the Company in August 1994 and currently serves as Vice President -- Public Safety and Justice. From 1988 to 1999, Mr. Heafy served as Vice President of Human Resources & Organizational Development. From 1994 to 1998, Mr. Heafy served as the Company's Director of Public Safety and Justice Systems division, where he was responsible for consolidating three operating groups into one and for improving customer satisfaction, revenue growth and profit. From 1990 to 1994, Mr. Heafy served as Manager of Information Services for the City of Coral Springs, Florida. His major responsibilities included the successful implementation of a multi-million dollar information technology project. From 1987 to 1990, Mr. Heafy served as Program Manager for CACI, Inc., Federal division. Prior to 1987, Mr. Heafy served in various technical management and staff capacities with the United States Marine Corps.

     Mr. Robert W. Nelson has served as the Vice President of Marketing and Sales and Chief Marketing Officer since January 2000. Mr. Nelson previously served as Vice President of Marketing for HTE-UCS, Inc., a wholly-owned subsidiary of the Company. From 1990 to 1998, prior to its acquisition by HTE, he served as Vice President of Sales and Marketing for UCS and was instrumental in building the company from a small startup to an established national mobile software provider. From 1984 to 1989 he served as Vice President and Chief Financial Officer of Certified Vacations, the provider of the Delta Airlines vacation program. Prior to 1984, Mr. Nelson held various financial and technical management positions in the investment, banking and consulting industries.

     Ms. Nancy D. Tallent joined the Company in May 1999 and serves as Vice President, Human Resources & Corporate Communications and is also responsible for Facilities Management. From 1997 to 1999, Ms. Tallent was the Director of Human Resources for Seminole County Government, Seminole County, Florida, where she had previously served as the Assistant Human Resources Director from 1992 to 1995. From 1995 to 1997, she was the Human Resources Manager for Orange County Government, Orange County, Florida. From 1989 to 1992, Ms. Tallent was the Human Resources Manager for the Orlando Science Center, Orlando, Florida.

     Mr. Edward A. Moses was appointed as a member of the Company's Board of Directors in December 1998. Mr. Moses was appointed a director of DemandStar, a subsidiary of the Company, in November 1999 and serves as a part-time consultant to DemandStar. Mr. Moses has served as dean of the Roy E. Crummer Graduate School of Business at Rollins College since 1994, and as a professor and NationsBank professor of finance since 1989. From 1985 to 1989 he served as dean and professor of finance at the University of North Florida. He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida, and currently serves as a faculty member in the Graduate School of Banking of the South. Mr. Moses also serves as a director of CNL Health Care Properties, Inc., a publicly-held real estate holding company. Mr. Moses received a B.S. in Accounting from the Wharton School at the University of Pennsylvania and a Masters of Business Administration and Ph.D. in finance from the University of Georgia in 1971.

     Mr. O. F. Ramos joined the Company in June 1998 and was appointed to the Board of Directors in August 1998. He currently serves as Chief Executive Officer, President and a director of DemandStar, a subsidiary of the Company. Formerly, Mr. Ramos served as Executive Vice President of the Company and

President of HTE-UCS, Inc., a wholly-owned subsidiary of the Company from June 1998 to November 1999. From 1986 to 1998, Mr. Ramos served as the President and Chief Executive Officer of UCS, Inc. As the co-founder of UCS, Inc., he was responsible for the corporate direction and financial development of that company and for overseeing operations. Prior to 1986, Mr. Ramos served in various engineering and management capacities at Motorola, Inc., where he was responsible for the development of diverse software and hardware projects for several platforms.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and greater than ten percent shareholders (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and NASDAQ. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 1999, all the Reporting Persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company reimburses all directors for the expenses incurred in attending meetings of the Board of Directors. Directors who are officers of the Company receive no additional compensation for service as directors. Non-employee directors receive $1,000 per day for attending Board and committee meetings and are eligible for option grants under the Company's 1997 Employee Incentive Compensation Plan. During fiscal year 1999, the Company granted to Bernard Markey options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest over a one-year period. The Company also granted to Edward Moses an option to acquire 3,333 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest after one year. The Company granted to L.A. Gornto, Jr. options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.41 per share and vest immediately. Additionally, in 1999, the Company granted to Ozzie F. Ramos an option to acquire 20,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest immediately. During fiscal year 1998, the Company granted to Mr. Moses an option to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $8.38 per share and vest over a three-year period. The options were granted under the Company's 1997 Employee Incentive Compensation Plan.

                  INFORMATION REGARDING EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal years ended December 31, 1999, 1998 and 1997 with respect to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who served as such on December 31, 1999, and whose total annual salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000 (the "Named Executive Officers").

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                          ANNUAL COMPENSATION(1)             AWARDS
                                                   ------------------------------------    SECURITIES
                                         FISCAL                          OTHER ANNUAL      UNDERLYING     ALL OTHER
NAME AND PRINCIPLE POSITION               YEAR     SALARY    BONUS(2)   COMPENSATION(3)   OPTIONS (#)    COMPENSATION
---------------------------             --------   -------   --------   ---------------   ------------   ------------
Dennis J. Harward(4)..................  12/31/99   204,167        --            --            --           $179,800(5)
  Former Chairman,                      12/31/98   351,618   237,500         6,999            --              7,813(6)
  President and Chief                   12/31/97   260,417   140,000        35,883            --              7,813(6)
  Executive Officer
O.F. Ramos(14)........................  12/31/99   160,000        --            --            --              4,800(6)
  Executive Vice President --           12/31/98   155,833    84,685            --            --             48,886(7)
  HTE-UCS                               12/31/97   150,000    10,394            --            --              4,750(6)
Gilbert O. Santos.....................  12/31/99   154,166        --            --            --             22,505(8)
  Vice President -- Product             12/31/98    42,115                                    --             27,897(8)
  Solutions and Business                12/31/97        --                                    --
  Development
Brian B. Heafy........................  12/31/99   146,667        --            --            --              1,650(6)
  Vice President -- Public              12/31/98   113,591    62,972            --            --              1,650(6)
  Safety and Justice                    12/31/97   123,585        --            --            --              4,966(9)
Gary Kaiser(10).......................  12/31/99   102,980        --            --            --             21,500(11)
  Vice President                        12/31/98        --        --            --            --                 --
                                        12/31/97        --        --            --            --                 --
Susan D. Falotico(12).................  12/31/99   102,500        --            --            --            118,000(13)
  Vice President and Chief              12/31/98   135,000    53,325            --            --              4,050(6)
  Financial Officer                     12/31/97    99,375    50,755            --            --              2,981(6)

---------------

 (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officers. The aggregate amount of such compensation for each Named Executive Officer is less than 10% of the total annual salary and bonus.
 (2) The Company has had a policy of granting discretionary annual bonuses to its executive officers and employees based primarily on certain performance criteria. The Board of Directors intends to continue this policy in the future. See "Annual Incentive Compensation Bonuses."
 (3) Represents special compensation paid pursuant to an agreement dated November 9, 1994, which provided for approximately $2,333 per month for Dennis Harward until March 31, 1998.
 (4) Mr. Harward was employed with the Company until August 3, 1999.
 (5) Represents $175,000 of severance pay and $4,800 in matching contributions to Mr. Harward's account under the Company 401(k) savings plan.
 (6) Represents matching contributions to the accounts of the Named Executive Officers under the Company's 401(k) savings plan.
 (7) Represents $44,136 of deferred salary from 1993 and $4,750 in matching contributions to Mr. Ramos' account under the Company's 401(k) savings plan.
 (8) Represents relocation moving expenses.
 (9) Includes $3,316 in relocation moving expenses and $1,650 in matching contributions to Mr. Heafy's account under the Company's 401(k) savings plan.

(10) Mr. Kaiser was employed as an officer of the Company from April 12, 1999 to October 15, 1999.
(11) Represents severance pay.
(12) Ms. Falotico was employed as an officer of the Company until July 19, 1999. She served as interim CFO from September 13, 1999 to January 28, 2000, at which time she was re-appointed as an officer of the Company.
(13) Represents $58,950 in contract employment as an interim Chief Financial Officer, $55,000 in severance and $4,050 in matching contributions to Ms. Falotico's account under the Company's 401(k) savings plan.
(14) Mr. Ramos was employed by the Company until November 1, 1999.

STOCK OPTIONS GRANTED IN FISCAL 1999

     The following table sets forth certain information concerning grants of options made during fiscal 1999 to the Named Executive Officers.

                                                                                         POTENTIAL REALIZED VALUE
                                            PERCENT                                         AT ASSUMED ANNUAL
                            NUMBER OF       OF TOTAL                                       RATES OF STOCK PRICE
                            SECURITIES    OPTIONS/SARS      EXERCISE                         APPRECIATION FOR
                            UNDERLYING     GRANTED TO       OR BASE                           OPTION TERM(1)
                           OPTIONS/SARS    EMPLOYEES         PRICE        EXPIRATION     ------------------------
          NAME              GRANTED(#)      IN 1999        ($/SH)(2)         DATE          5% ($)       10% ($)
          ----             ------------   ------------   --------------   ----------     ----------    ----------
Dennis J. Harward........     32,000            3%           $2.75         3/17/2009      $ 55,343      $140,249
O.F. Ramos...............     20,000            2             2.06        10/01/2009        25,948        65,758
Gilbert O. Santos........     50,000            5             5.00         2/11/2009       157,224       398,436
                             100,000           10             2.00        10/20/2009       125,779       318,748
Brian B. Heafy...........     50,000            5             2.75         3/17/2009        86,473       219,140
                             100,000           10             2.00        10/20/2009       125,779       318,748
Gary Kaiser(3)...........     50,000            5             3.00         8/15/2000(3)     94,334       239,061
Susan D. Falotico........     50,000            5             2.75         3/17/2009        86,473       219,140

---------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.
(2) Fair market value as of the date of grant.
(3) Expiration date accelerated to August 15, 2000 in connection with termination of employment.

AGGREGATE STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning option exercises in fiscal 1999, the number of stock options held by the Named Executive Officers as of December 31, 1999 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                                    OPTIONS/SARS HELD AT         IN-THE-MONEY OPTIONS/SARS
                                  NUMBER OF                         FISCAL YEAR END (#)            AT FISCAL YEAR END(1)
                               SHARES ACQUIRED      VALUE       ----------------------------    ----------------------------
            NAME               ON EXERCISE (#)   REALIZED ($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----               ---------------   ------------   ------------   -------------    -----------    -------------
Dennis J. Harward............      --               --                 --              --        $     --        $     --
O.F. Ramos...................      --               --             20,000              --          78,740              --
Gilbert O. Santos............      --               --             13,171         151,829          40,684         409,316
Brian B. Heafy...............      --               --             65,831         105,369         225,301         364,441
Gary Kaiser..................      --               --             20,000              --          60,000              --
Susan D. Falotico............      --               --             71,200          31,800         231,400         103,350

---------------

(1) The closing sale price for the Company's common stock as reported by the NASDAQ National Market System on December 31, 1999 was $6.00 per share. Value is calculated by multiplying (a) the difference between $6.00 and the option exercise price by (b) the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

     In August 1999, Dennis J. Harward, the Company's then President, Chief Executive Officer and Chairman of the Board and Jack L. Harward, the company's then Executive Vice President, resigned as officers of the Company, resulting in the termination of their employment agreements and severance agreements with the Company. In connection with their resignations, they entered into a separation agreement with the Company in August 1999. Under the terms of the agreement, Dennis Harward received a lump sum payment of $175,000 and Jack Harward received a lump sum payment of $71,250 (representing one-half of their respective annual base salaries), less applicable tax withholdings, plus amounts incurred by them to retain their health insurance coverage for a six month period. In addition, this agreement provides each of Messrs. Dennis Harward and Jack Harward are to receive their then base annual salaries ($350,000 and $142,500, respectively) for a period of 18 calendar months commencing with the month of February 2000, less applicable tax withholdings, and payable in accordance with the Company's normal payroll practices. Also, the Company agreed to reimburse them for amounts incurred by them to retain their health insurance coverage under COBRA or the equivalent. Although the agreement provided that Messrs. Dennis Harward and Jack Harward would continue as directors of the Company for their respective terms, subject to their retaining a threshold percentage ownership of the Company, they resigned as directors of the Company after selling most of their equity interest in the Company. The separation agreement also provides, among other things, a voting agreement prohibiting the Harwards (until August 3, 2001) from soliciting proxies in opposition to the recommendations of the Company's board of directors on any matters and to vote their shares in favor of all nominees to, and proposals of, the board of directors. The separation agreement incorporates the confidentiality provisions and non-competition provisions of the terminated employment agreements. Under those terms, the Harwards are prohibited from competing with the Company for a period of two years from the date of termination of their employment agreements.

     On June 1, 1998, the Company entered into an employment agreement with O.
F. Ramos, the former Executive Vice President of the Company, which provided for an annual salary of $160,000. The agreement terminated on November 1, 1999, when Mr. Ramos resigned as an officer of the Company and HTE-UCS, Inc., to assume the offices of President and Chief Executive Officer of DemandStar, a subsidiary of the Company.

     An employment agreement was entered into with Gary Kaiser, former executive officer of the Company, which provided for an annual salary of $172,000. In connection with Mr. Kaiser's severance arrangement with the Company, the Company agreed to continue to employ and pay Mr. Kaiser and Mr. Kaiser agreed to continue to serve the Company, at his annualized base salary through April 15, 2000. Pursuant to the termination provisions in his employment agreement, Mr. Kaiser received a severance payment in fiscal 1999 of $21,000. During the remaining employment term of the agreement the executive will serve as a consultant to the Company. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for six months thereafter.

     Effective September 1998, the Company entered into an employment agreement with Gilbert O. Santos, the Company's Vice President -- Product solutions and Business Development, and in October 1999, the Company amended his agreement. The amended agreement provides for a base salary and incentive compensation payments based on performance. Mr. Santos' current base salary is $170,000. Mr. Santos' agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for a two-year initial term with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six (6) months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     Effective October 19, 1999, the Company entered into an employment agreement with Brian B. Heafy, the Company's Vice President -- Public Safety and Justice. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Heafy's current base salary is $170,000. Mr. Heafy's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for a two-year initial term with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six (6) months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     On January 28, 2000, the Company entered into an employment agreement with Susan D. Falotico, the Company's Vice President and Chief Financial Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Ms. Falotico's current base salary is $170,000. Ms. Falotico's agreement provides for a bonus aggregating up to a maximum of 50% of her annual base salary if certain performance goals are met. The agreement provides for an initial term through December 31, 2001 with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause", the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six
(6) months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     Effective December 17, 1999, the Company entered into an employment agreement with Robert W. Nelson, the Company's Vice President -- Marketing and Sales and Chief Marketing Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Nelson's current base salary is $150,000. Mr. Nelson's agreement provides for quarterly bonuses up to $25,000 and an annual bonus up to $50,000 based on meeting certain revenue attainment and expense controls pursuant to the Vice President of Marketing and Sales Incentive Compensation Plan. The agreement provides for a one-year initial term with automatic renewal until terminated by either party upon 90 days written notice. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary for the longer of (a) the remaining initial term of the agreement, or (b) 90 days. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for two years thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

ANNUAL INCENTIVE COMPENSATION BONUSES

     The Company has an incentive compensation bonus program for its executive officers pursuant to which distributions may be made annually based on the Company's earnings and on each participating officer's contributions to the Company's profits and other corporate goals. Distributions are made from a pool, the amount of which is established by the Company's Board of Directors. Individual distributions from the pool are determined by the Company's Compensation Committee and are generally based on a percentage of the participating officer's base salary.

EMPLOYEE INCENTIVE COMPENSATION PLAN

     The Employee Incentive Compensation Plan was established by the Company in January 1997. The plan is currently administered by the company's Board of Directors which has broad powers to administer and interpret the plan. The purpose of the employee Incentive Compensation plan is to attract and retain key employees and consultants of the company, to provide an incentive for them to achieve long range performance goals, and to enable them to participate in the long term growth of the Company. The Employee Incentive Compensation plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SAR"s) and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The company has reserved an aggregate of 2,908,000 shares of common stock for grants under the Employee Incentive Compensation plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 1999, the Company had options (both incentive and nonstatutory) for a total of 1,800,826 shares of the Company's common stock outstanding, leaving a total of 1,107,174 shares available for future grants. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan was approved by the Board of Directors in July 1997 and approved by the company's shareholders at the 1998 annual meeting. It is currently administered by the Company's Board of Directors who has broad powers to administer and interpret the plan. The employee stock purchase plan permits employees to purchase stock of the company at a favorable price and possibly with favorable tax consequences to the participants. All employees (including officers) of the Company or of those subsidiaries designated by the Board who are regularly scheduled to work at least 20 hours per week and more than five months per year are eligible to participate in any purchase periods of the plan after completing 90 days of continuous employment. However, any participant who would own (as determined under the internal revenue code), immediately after the grant of an option, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company will not be granted an option under the plan. As of December 31, 1999, 203,728 shares of common stock remain available for issuance under the plan.

     Under the Employee Stock Purchase Plan, eligible employees may elect to participate in the plan on January 1 or July 1 of each year. On the date he becomes a participant, and on the first business day in January and July thereafter, subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 500 shares) on the last business day on or before each June 30 and December 31 during which he is a participant. Upon enrollment in the plan, the participant authorizes a payroll deduction, on an after-tax basis, in an amount of not less than 1% and not more than 25% of the participant's compensation on each payroll date. Unless the participant withdraws from the plan, the participant's option for the purchase of shares is exercised automatically on each exercise date, and paid for with the accumulated plan contributions. The option exercise price per share may not be less than 85% of the lower of the market price on the first day of the offering period or the market price on the exercise date, unless the participant's entry date is not the first day of the offering period, in which case the exercise price may not be lower than 85% of the market price of the common stock on the entry date.

     As of December 31, 1999, 396,272 shares of common stock had been purchased under the Employee Stock Purchase Plan. If any option granted under the plan expires or terminates for any reason other than having been exercised in full, the unpurchased shares subject to that option will again be available for purposes of the Plan.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

GENERAL

     The Compensation Committee of the Board of Directors during fiscal year 1999 consisted of Bernard B. Markey and Edward A. Moses. Each Compensation Committee member is a non-employee director of the Company. The Compensation Committee administers the Company's executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

COMPENSATION PHILOSOPHY

     The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company's business objectives and increase shareholder value. There are two major components of the Company's compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

BASE SALARY

     The Company's salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers' salaries, the Compensation Committee considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job.

INCENTIVES

     Incentives consist of stock options and cash bonus awards. The Compensation Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price. This approach closely aligns the best interests of shareholders and executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company's common stock at a specified price in the future. Stock option grants are determined by the Company's Board of Directors. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability, as measured by the market value of the Company's common stock. The Company has an incentive compensation bonus program for its executive officers pursuant to which distributions may be made annually based on the Company's earnings and on each participating officer's contributions to the Company's profits and other corporate goals. Distributions are made from a pool, the amount of which is established by the Company's Board of Directors. Individual distributions from the pool are determined by the Company's Compensation Committee and are generally based on a percentage of the participating officer's base salary.

                                          Respectfully submitted,

                                          THE COMPENSATION COMMITTEE

                                          Bernard B. Markey
                                          Edward A. Moses

                            STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's common stock (Company Index) with the cumulative total return of the NASDAQ Stock Market (Market Index) and the NASDAQ Computer and Data Processing Stocks (Peer Index) for the period commencing June 11, 1997 (the date on which trading in the Company's common stock commenced) through December 31, 1999, assuming an investment of $100 and the reinvestment of any dividends. The base price for the Company's stock is the initial public offering price of $5.50 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's common stock.

                                                      COMPANY INDEX               MARKET INDEX                 PEER INDEX
                                                      -------------               ------------                 ----------
6/11/97                                                  100.000                     100.000                     100.000
12/31/97                                                 195.294                     112.443                     104.794
12/31/98                                                  94.118                     158.210                     187.822
12/31/99                                                 112.941                     293.050                     410.731

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 20, 2000 with respect to the beneficial ownership of the Company's common stock by: (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

                                                                 SHARES       PERCENTAGE OF
                                                              BENEFICIALLY     OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)                      OWNED(3)      SHARES OWNED
------------------------------------------                    ------------    -------------
Tyler Technologies, Inc.(4).................................   5,618,952           30%
  2800 West Mockingbird Lane
  Dallas, TX 75235
L.A. Gornto, Jr.(5).........................................     344,000            2%
O.F. Ramos(6)...............................................     222,924            1%
Brian B. Heafy(7)...........................................      59,771            *
Bernard B. Markey(8)........................................      59,766            *
Susan D. Falotico(9)........................................      72,265            *
Gary Kaiser(10).............................................      20,000            *
Gilbert O. Santos(11).......................................      17,375            *
Joseph M. Loughry, III......................................       9,000            *
Edward A. Moses(12).........................................       5,834            *
All executive officers and directors as a group (10
  persons)(13)..............................................   1,038,275            6%

---------------

  *  Less than one percent

 (1) Except as otherwise noted, and subject to community property laws where applicable, each person named in the table has sole voting and investment power with respect to all securities owned by such person.
 (2) Unless otherwise noted, the address of each person or entity listed is H.T.E., Inc., 1000 Business Center Drive, Lake Mary, Florida 32764.
 (3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof either from the exercise of options or from the conversion of a security.
 (4) It is the Company's position that these shares are non-voting shares since they were acquired in a transaction subject to the control share acquisition provisions of Florida's statutes.
 (5) Includes 275,000 shares of common stock that Mr. Gornto may acquire within 60 days from the date hereof upon exercise of stock options.
 (6) Includes 20,000 shares of common stock that Mr. Ramos may acquire within 60 days from the date hereof upon exercise of stock options.
 (7) Includes 59,771 shares of common stock that Mr. Heafy may acquire within 60 days from the date hereof upon exercise of stock options.
 (8) Includes 6,666 shares of common stock that Mr. Markey may acquire within 60 days from the date hereof upon exercise of stock options.
 (9) Includes 71,100 shares of common stock that Ms. Falotico may acquire within 60 days from the date hereof upon exercise of stock options.
(10) Includes 20,000 shares of common stock that Mr. Kaiser may acquire within 60 days from the date hereof upon exercise of stock options.
(11) Includes 13,000 shares of common stock that Mr. Santos may acquire within 60 days from the date hereof upon exercise of stock options.
(12) Includes 3,334 shares of common stock that Mr. Moses may acquire within 60 days from the date hereof upon exercise of stock options.
(13) Excludes shares beneficially owned by former executive officers Gary Kaiser and Dennis Harward.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L.A. Gornto, Jr., the Company's Executive Vice President, General Counsel and Secretary, has performed certain legal services for the Company through his law firm, L.A. Gornto, Jr., P.A., for which the Company paid approximately $191,696 during fiscal 1999, and from which office rent, secretarial and certain other expenses incurred by Mr. Gornto in providing such services were paid.

     O. R. Ramos, a director of the Company, entered into a three-year employment agreement with DemandStar, a subsidiary of the Company, effective November 1, 1999, under which he serves as DemandStar's Chief Executive Officer. The agreement provides for an annual salary of $160,000 and incentive compensation payments based on performance. Pursuant to the employment agreement, Mr. Ramos was granted stock options under DemandStar's stock option plan to purchase an aggregate of 990,000 shares of DemandStar common stock at $1.00 per share. The options have various vesting schedules.

     Bernard B. Markey, a director of the Company, and L. A. Gornto, Jr., a director and officer of the Company, entered into three-year part-time employment agreements with DemandStar, effective December 15, 1999, under which Mr. Markey serves as a financial assistant to DemandStar's principal executive officers and Mr. Gornto serves as Chief Financial Officer, Executive Vice President, Secretary and General Counsel. Each agreement provides for an annual salary of $12,000 for up to 200 hours of each such executive's time per year. If either executive is required to devote more than 16 hours of time in any particular month, then he will be paid $1,000 per day in addition to his base salary. Further, Mr. Gornto's agreement provides for a mutually agreed higher compensation amount if he devotes more than 40 hours in any calendar month to DemandStar. Pursuant to the employment agreements, each executive received options to purchase an aggregate of 90,000 shares of DemandStar common stock at $1.00 per share, with incremental vesting schedules.

     On December 15, 1999, DemandStar entered into a three-year consulting agreement with Edward Moses, a director of the Company, pursuant to which Mr. Moses provides consulting services to DemandStar regarding strategic planning, operations matters, growth and development matters and other areas as requested by DemandStar. In exchange for those services, DemandStar granted Mr. Moses options to purchase a total of 90,000 shares of DemandStar common stock at $1.00 per share, which options vest incrementally.

     In connection with DemandStar's rights offering, the Company, O. R. Ramos,
L. A. Gornto, Jr., Bernard B. Markey, and Edward Moses, directors and/or executive officers of the Company, and certain other officers of DemandStar, agreed, pursuant to the terms of a Conditional Series B Stock Purchase Agreement with DemandStar, to purchase in the aggregate 2,000,000 shares of DemandStar's Series B preferred stock for an aggregate purchase price of $2,000,000 only in the event that less than $5,000,000 in the aggregate of DemandStar rights are exercised by HTE shareholders, employees and optionees under DemandStar's rights offering. Of that total amount, each of the individuals committed to purchase 250,000 shares of DemandStar Series B preferred stock. In connection with this agreement, DemandStar issued the Company and the individuals warrants entitling them to purchase an aggregate of 1,000,000 shares of DemandStar common stock at an exercise price of $2.00 per share. Of that total amount, each of the individuals received warrants to purchase 125,000 shares of DemandStar common stock.

     O. R. Ramos, Bernard B. Markey, L. A. Gornto, Jr., and Edward Moses, directors and/or executive officers of the Company, entered into an agreement with DemandStar to subscribe for an aggregate of 656,821 restricted shares of DemandStar common stock, representing the rights to which they are entitled in DemandStar's rights offering. Pursuant to the same agreement, Messrs. Ramos, Markey and Moses, together with certain other officers of DemandStar, have agreed to purchase additional shares in DemandStar's rights offering in an amount representing the lesser of (a) an aggregate of 718,568 restricted shares of common stock or (b) the number of shares of unsubscribed common stock available on the closing date of DemandStar's rights offering.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

     The following financial statements are filed as a part of this report:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1998 and 1999...........  F-4
  Statements of Operations for the years ended December 31,
     1997, 1998 and 1999....................................  F-5
  Statements of Stockholders' Equity (Deficit) and
     Comprehensive Income (Loss) for the years ended
     December 31, 1997, 1998 and 1999.......................  F-6
  Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999....................................  F-7
  Notes to Consolidated Financial Statements................  F-9

(A) 2. Financial Statement Schedules

     All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(B) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

(C) Exhibit Index

NUMBER                                    NAME
------                                    ----
 1.1      --  Form of Underwriting Agreement(1)
 3.1      --  Amended Articles of Incorporation(1)
 3.11     --  Articles of Amendment to Articles of Incorporation(3)
 3.2      --  Amended and Restated Bylaws(1)
10.1      --  Registrant's 1997 Executive Incentive Compensation Plan(1)
10.3      --  Catan Option Agreement(1)
10.4      --  Registration Rights Agreement(1)
10.5      --  Form of Stock Option Agreement(1)
10.6      --  Form of Indemnification Agreement between the Registrant and each of its Directors and certain executive officers(1)
10.7      --  Form of Employment Agreement for Dennis Harward and Jack
              Harward(1)
10.8      --  Form of Employment Agreement for L.A. Gornto, Jr.(1)
10.9      --  Form of Employment Agreement for certain other employees(1)
10.10     --  Form of Severance Agreement(1)
10.11     --  Lease agreement (Heathrow International Business Center,
              Lake Mary, Florida)(1)
10.12     --  1997 Employee Stock Purchase Plan(2)
10.13     --  Agreement and Plan of Merger (acquisition of UCS, Inc.)(4)
10.13     --  Amendment to Agreement and Plan of Merger (acquisition of
              UCS, Inc.)(4)
21.0      --  Subsidiaries of the Registrant(5)
23.1      --  Consent of Arthur Andersen LLP(5)
23.2      --  Consent of PricewaterhouseCoopers LLP(5)
27.0      --  Financial Data Schedule (submitted only in electronic
              format) (for SEC use only)(5)

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

                                          H.T.E., INC.

                                                 /s/ JOSEPH M. LOUGHRY
                                          --------------------------------------
                                                    Joseph M. Loughry
                                          President and Chief Executive Officer
                                            and Director (principal executive
                                                         officer)

Date: March 29, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOSEPH M. LOUGHRY                  President and Chief Executive    March 29, 2000
-----------------------------------------------------    Officer and Director
                  Joseph M. Loughry                      (principal executive officer)

                /s/ BERNARD B. MARKEY                  Chairman of the Board of         March 29, 2000
-----------------------------------------------------    Directors
                  Bernard B. Markey

                /s/ L.A. GORNTO, JR.                   Executive Vice                   March 29, 2000
-----------------------------------------------------    President,General Counsel,
                  L.A. Gornto, Jr.                       Secretary and Director

                /s/ SUSAN D. FALOTICO                  Vice President, Chief Financial  March 29, 2000
-----------------------------------------------------    Officer (principal financial
                  Susan D. Falotico                      officer)

                   /s/ O.F. RAMOS                      Director                         March 29, 2000
-----------------------------------------------------
                     O.F. Ramos

                  /s/ EDWARD MOSES                     Director                         March 29, 2000
-----------------------------------------------------
                    Edward Moses

                           HTE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income (Loss)...........................  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To H.T.E., Inc.:

     We have audited the accompanying consolidated balance sheets of H.T.E., Inc. (a Florida corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the years ended December 31, 1997, 1998 and 1999, which give retroactive effect to the merger with UCS, Inc. on June 1, 1998, which has been accounted for as a pooling of interests. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of UCS, Inc. for the year ended December 31, 1997, which statements reflect total revenues constituting 15 percent of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for UCS, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of H.T.E., Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1997, 1998 and 1999, after giving retroactive effect to the merger with UCS, Inc. as described in Note 1 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP
Orlando, Florida,
February 16, 2000 (except with respect to the
               matter discussed in Note 12,
               as to which the date is
               March 27, 2000)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of UCS, Inc.:

     In our opinion, the statements of operations, of stockholders' equity and of cash flows of UCS, Inc. (not presented separately herein) present fairly, in all material respects, the results of the operations of UCS, Inc. and its cash flows for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of UCS, Inc. as of any date or for any period subsequent to December 31, 1997.

                                          /s/ Price Waterhouse LLP
Miami, Florida
April 10, 1998

                           HTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                    ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 7,553   $ 6,901
  Trade accounts receivable, less allowance of $1,351 and
     $2,074 for doubtful accounts at December 31, 1998 and
     1999, respectively.....................................   40,635    33,407
  Income tax receivable.....................................    3,050        --
  Deferred income taxes.....................................      485     5,614
  Prepaid commissions.......................................    2,774       101
  Other current assets......................................    1,573     1,613
                                                              -------   -------
          Total current assets..............................   56,070    47,636
                                                              -------   -------
Equipment, furniture and fixtures, net......................    4,587     3,839
                                                              -------   -------
Other Assets:
  Computer software development costs, net of accumulated
     amortization of $11,401 and $13,613 at December 31,
     1998 and 1999, respectively............................    6,393     5,653
  Other intangible assets, net..............................    2,498     2,381
  Deferred income taxes.....................................       --     1,254
  Deposits..................................................      283       246
                                                              -------   -------
          Total other assets................................    9,174     9,534
                                                              -------   -------
                                                              $69,831   $61,009
                                                              =======   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 5,856   $ 3,701
  Accrued liabilities.......................................    5,973    11,965
  Deferred revenue..........................................   22,163    25,562
                                                              -------   -------
          Total current liabilities.........................   33,992    41,228
                                                              -------   -------
Long-Term Liabilities:
  Deferred lease commitment.................................      385       475
  Deferred income taxes.....................................    2,515        --
                                                              -------   -------
          Total long-term liabilities.......................    2,900       475
                                                              -------   -------
Commitments and Contingencies (Notes 4, 10, 11 and 12)
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 17,012,864 and 17,401,110 shares issued and
     outstanding as of December 31, 1998 and 1999...........      170       174
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued and outstanding................       --        --
  Additional paid-in capital................................   29,661    30,890
  Retained earnings (deficit)...............................    3,144   (11,722)
  Cumulative translation adjustment.........................      (36)      (36)
                                                              -------   -------
          Total stockholders' equity........................   32,939    19,306
                                                              -------   -------
                                                              $69,831   $61,009
                                                              =======   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997      1998       1999
                                                              -------   -------   ---------
Revenues:
  Software licenses.........................................  $26,762   $43,277   $  24,641
  Professional services.....................................   14,543    20,870      28,575
  Hardware..................................................   11,768    15,516      14,945
  Maintenance and other.....................................   12,571    17,793      25,772
  Resource management.......................................      448     1,449       2,275
                                                              -------   -------   ---------
          Total revenues....................................   66,092    98,905      96,208
                                                              -------   -------   ---------
Operating expenses:
  Cost of software licenses.................................    5,283     8,843       7,489
  Cost of professional services.............................    8,363    13,399      17,294
  Cost of hardware..........................................    9,209    13,050      12,437
  Cost of maintenance and other.............................    5,984    10,041      10,350
  Cost of resource management...............................      343       918       1,440
  Research and development..................................    8,256    14,048      19,294
  Sales and marketing.......................................   11,520    20,526      20,116
  General and administrative................................   10,925    15,614      18,779
  Contract judgement and settlement, employee termination
     benefits and other costs...............................       --       552      12,927
                                                              -------   -------   ---------
          Total operating expenses..........................   59,883    96,991     120,126
                                                              -------   -------   ---------
Income (loss) from operations...............................    6,209     1,914     (23,918)
Other expense (income):
  Interest expense..........................................      175        49          61
  Interest income...........................................     (402)     (370)       (215)
                                                              -------   -------   ---------
          Total other income, net...........................     (227)     (321)       (154)
                                                              -------   -------   ---------
Income (loss) before income taxes...........................    6,436     2,235     (23,764)
Income taxes:
  Deferred tax provision related to acquisitions............       --       339          --
  Provision (benefit) for income taxes (Note 9).............    2,482       914      (8,898)
                                                              -------   -------   ---------
Net income (loss)...........................................    3,954       982     (14,866)
Accretion and accrual of dividends on
Mandatorily redeemable preferred stock......................    1,308        --          --
                                                              -------   -------   ---------
Net income (loss) attributable to common stockholders.......  $ 2,646   $   982   $ (14,866)
                                                              =======   =======   =========
Net income (loss) per share:
  Basic.....................................................  $  0.21   $  0.06   $   (0.86)
                                                              =======   =======   =========
  Diluted...................................................  $  0.20   $  0.06   $   (0.86)
                                                              =======   =======   =========
PRO FORMA NET INCOME DATA (UNAUDITED):
  Income (loss) before income taxes.........................  $ 6,436   $ 2,235   $ (23,764)
  Pro forma provision (benefit) for income taxes............    2,463       864      (8,898)
                                                              -------   -------   ---------
Pro forma net income (loss).................................  $ 3,973   $ 1,371   $ (14,866)
                                                              =======   =======   =========
Pro forma net income (loss) per share:
  Basic.....................................................  $  0.28   $  0.08   $   (0.86)
                                                              =======   =======   =========
  Diluted...................................................  $  0.27   $  0.08   $   (0.86)
                                                              =======   =======   =========

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                                                    CLASS A
                                               COMMON STOCK      COMMON STOCK     ADDITIONAL   RETAINED    CUMULATIVE
                                              ---------------   ---------------    PAID-IN     EARNINGS    TRANSLATION
                                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT     TOTAL
                                              ------   ------   ------   ------   ----------   ---------   -----------   --------
BALANCE, DECEMBER 31, 1996..................   1,083    $ 11     3,531    $  1     $   342     $   (524)      $ (5)      $   (175)
  Issuance of common stock..................      13      --        --      --          --           --         --             --
  Accretion of mandatorily redeemable
    preferred stock to redemption value.....      --      --        --      --          --       (1,117)        --         (1,117)
  Accrual of mandatorily redeemable
    preferred stock dividends...............      --      --        --      --          --         (191)        --           (191)
  Compensation due to sale of stock.........      --      --        --      --          65           --         --             65
  Conversion of mandatorily redeemable
    preferred stock.........................   3,539      35        --      --       4,952           --         --          4,987
  Conversion of mandatorily redeemable Class
    C common stock..........................     127       1        --      --         137           --         --            138
  Conversion of Class A common stock........   7,061      71    (3,531)     (1)        (70)          --         --             --
  Proceeds from sale of common stock........   4,650      47        --      --      22,573           --         --         22,620
  Comprehensive income:
    Net income..............................      --      --        --      --          --        3,954         --
    Translation adjustment..................      --      --        --      --          --           --         11
        Total comprehensive income..........      --      --        --      --          --           --         --          3,965
                                              ------    ----    ------    ----     -------     --------       ----       --------
BALANCE, DECEMBER 31, 1997..................  16,473     165        --      --      27,999        2,122          6         30,292
  Stock exchanged for options in connection
    with UCS merger, net of fractional
    shares..................................      24      --        --      --          (2)          --         --             (2)
  Proceeds from exercise of stock options...     147       1        --      --         613           --         --            614
  Proceeds from issuance of stock under
    benefit plan............................      97       1        --      --         765           --         --            766
  Stock issued in connection with Phoenix
    acquisition.............................     272       3        --      --          --           40         --             43
  Tax benefit associated with stock
    options.................................      --      --        --      --         286           --         --            286
  Comprehensive income:
    Net income..............................      --      --        --      --          --          982         --
    Translation adjustment..................      --      --        --      --          --           --        (42)
        Total comprehensive income..........      --      --        --      --          --           --         --            940
                                              ------    ----    ------    ----     -------     --------       ----       --------
BALANCE, DECEMBER 31, 1998..................  17,013     170        --      --      29,661        3,144        (36)        32,939
  Proceeds from exercise of stock options...      89       1        --      --          85           --         --             86
  Proceeds from issuance of stock under
    benefit plan............................     299       3        --      --       1,066           --         --          1,069
  Compensation from stock options...........      --      --        --      --          13           --         --             13
  Tax benefit associated with stock
    options.................................      --      --        --      --          65           --         --             65
  Comprehensive income (loss):
    Net income..............................      --      --        --      --          --      (14,866)        --
    Translation adjustment..................      --      --        --      --          --           --         --
        Total comprehensive income (loss)...      --      --        --      --          --           --         --        (14,866)
                                              ------    ----    ------    ----     -------     --------       ----       --------
BALANCE, DECEMBER 31, 1999..................  17,401    $174        --    $ --     $30,890     $(11,722)      $(36)      $ 19,306
                                              ======    ====    ======    ====     =======     ========       ====       ========

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (NOTE 13)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 3,954   $    982   $(14,866)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    3,226      4,935      5,865
     Accretion of mandatorily redeemable Class C common
       stock charged to interest expense....................       19         --         --
     Loss on disposal of equipment, furniture and
       fixtures.............................................       --         43         57
     Loss from discontinuation of product line..............       --         --      1,138
     Compensation due to sale of stock......................       65         --         --
     Compensation due to stock options......................       --         --         13
     Deferred income taxes..................................      (84)     1,050     (8,898)
     Tax benefit associated with stock options..............       --        286         65
  Changes in operating assets and liabilities, net of effect of acquisitions --
     Decrease (increase) in assets --
       Trade accounts receivable, net.......................   (4,736)   (17,586)     7,228
       Income tax receivable................................       --     (3,050)     3,050
       Prepaid commissions..................................       --     (2,774)     2,673
       Other current assets.................................     (544)      (105)       (40)
       Deposits.............................................      (67)       (86)        37
     Increase (decrease) in liabilities --
       Accounts payable.....................................      125      2,722     (2,155)
       Accrued liabilities..................................      855        738      5,992
       Deferred revenue.....................................    1,802      9,345      3,226
       Deferred lease commitment............................      107        212         90
                                                              -------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    4,722     (3,288)     3,475
                                                              -------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (2,091)    (2,595)      (925)
  Change in restricted cash.................................   (1,574)     1,574         --
  Cash paid for acquisitions................................     (361)    (2,213)    (1,000)
  Computer software development costs.......................   (2,616)    (4,684)    (3,357)
                                                              -------   --------   --------
          Net cash used in investing activities.............   (6,642)    (7,918)    (5,282)
                                                              -------   --------   --------

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                             (CONTINUED) (NOTE 13)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997       1998      1999
                                                              -------   --------   ------
Cash flows from financing activities:
  Payment of dividends on preferred stock...................  $  (624)  $     --   $   --
  Net proceeds from issuance of common stock................   22,620      1,380    1,155
  Repayments on line of credit..............................   (2,306)        --       --
  Repayments of obligations under capital leases............      (34)        --       --
  Net repayments of notes payable to related parties........     (300)        --       --
  Increase (decrease) in due to stockholders................      149     (1,213)      --
                                                              -------   --------   ------
          Net cash provided by financing activities.........   19,505        167    1,155
                                                              -------   --------   ------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................       11        (42)      --
                                                              -------   --------   ------
Net increase (decrease) in cash and cash equivalents........   17,596    (11,081)    (652)
Cash and cash equivalents, beginning of period..............    1,038     18,634    7,553
                                                              -------   --------   ------
Cash and cash equivalents, end of period....................  $18,634   $  7,553   $6,901
                                                              =======   ========   ======
Supplemental schedules of cash flow information
  Cash paid for interest....................................  $   111   $     49   $   61
  Cash paid for income taxes................................  $ 1,940   $  4,031   $   --

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     The accompanying consolidated financial statements include the accounts of H.T.E., Inc. (HTE), a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc., a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation and DemandStar.com, Inc. (DSI), a Florida corporation (collectively, the Company). The Company develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

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

  Restricted Cash

     Restricted cash represents cash held in escrow in connection with the JALAN, Inc. acquisition which is discussed further in Note 3.

                           HTE, INC. AND SUBSIDIARIES

  Trade Accounts Receivable

     Included in trade accounts receivable at December 31, 1998 and 1999, are unbilled receivables of $12,210 and $4,634, respectively. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31, 1997, 1998 and 1999:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1997     1998     1999
                                                              -----   ------   -------
Balance at the beginning of the period......................  $ 520   $  617   $ 1,351
Provision...................................................    200      934     2,237
Write-offs..................................................   (103)    (200)   (1,514)
                                                              -----   ------   -------
Balance at the end of the period............................  $ 617   $1,351   $ 2,074
                                                              =====   ======   =======

  Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, which do not extend the useful lives of the related assets, are expensed as incurred.

     The estimated useful lives of equipment, furniture and fixtures are as follows:

                                                              YEARS
                                                              ------
Equipment...................................................  3 - 10
Office furniture and fixtures...............................  5 - 10
Leasehold improvements......................................  5 - 10

     Depreciation and amortization expense related to equipment, furniture and fixtures of $643, $1,285 and $1,616, is included in general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     Amortization expense related to computer software development costs of $2,296, $2,943 and $3,379 is included in cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

                           HTE, INC. AND SUBSIDIARIES

  Other Intangible Assets

     Other intangible assets consisted of the following as of December 31, 1998 and 1999:

                                                                DECEMBER 31,
                                                              -----------------
DESCRIPTION                                                    1998      1999
-----------                                                   -------   -------
Goodwill....................................................  $   416   $ 1,291
Purchased software..........................................    2,492     2,492
Customer lists..............................................      939     1,237
                                                              -------   -------
                                                                3,847     5,020
Less -- Accumulated amortization............................   (1,349)   (2,639)
                                                              -------   -------
                                                              $ 2,498   $ 2,381
                                                              =======   =======

     Goodwill represents amounts paid in excess of the fair market value of net tangible and identifiable intangible assets purchased in the acquisitions of SMI, Bellamy, Kb Systems, Inc. and Information On Demand, Inc. (IOD) and is amortized using the straight-line method over a period of 60 months. Customer lists represent identifiable intangible assets purchased in connection with the acquisitions of Bellamy, Kb Systems, Inc., JALAN, Inc., Vanguard Management and Information Systems, Inc. (Vanguard) and IOD and are amortized over a period of 60 months. Purchased software represents identifiable intangible assets purchased in connection with the acquisitions of PFS, Bellamy, Kb Systems, Inc., JALAN, Inc. and Vanguard and is amortized using the straight-line method over a period of 36 months. Amortization expense related to goodwill and customer lists of $158, $274 and $473 is included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively. Amortization expense related to the purchased software of $129, $756 and $817 is included in the cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     During 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which further amended SOP 97-2 to require revenue recognition using the "residual method" when certain criteria are met. SOP 98-9 also extends the deferral period of SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after

                           HTE, INC. AND SUBSIDIARIES

March 15, 1999. Management has determined that the effect of the guidance set forth in SOP 98-9 will not have a material effect on its operating results and financial position.

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

  Stock-Based Compensation

     The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, if the exercise price of the Company's stock options equals or exceeds the estimated fair market value of the underlying stock on the date of grant, no compensation expense is generally recognized. For stock options granted to non-employees, compensation cost is measured using the fair value based method. Additionally, the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method had been applied to all stock options issued by the Company as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). See Note 6. As the stock options issued to employees have had no intrinsic value at the date of grant, no compensation expense related to stock options issued has been recorded.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the Canadian dollar. The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars. Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity (deficit). Statement of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income (loss).

  Net Income (Loss) Per Share

     Basic earnings per share was calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) attributable to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all dilutive potential common shares that were outstanding during the period. Potential common shares included in the diluted calculation related to stock options are computed using the treasury

                           HTE, INC. AND SUBSIDIARIES
stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive. Additionally, there were no securities that would have impacted the net income (loss) amount used in the dilutive earnings per share calculation for the periods presented.

     The following table reconciles the number of shares utilized in the earnings per share calculations (amounts in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
Basic weighted-average shares outstanding...................  12,677   16,785   17,282
Common shares applicable to stock options...................     442      713       --
                                                              ------   ------   ------
Diluted weighted-average shares outstanding.................  13,119   17,498   17,282
                                                              ======   ======   ======

     Options to purchase approximately 411,000 and 1,801,000 shares were outstanding as of December 31, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been adjusted to give effect to the two-for-one common stock split, which was effective June 18, 1998.

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

  Carrying Value of Long-Lived Assets

     The Company reviews the carrying value of all long-lived assets, including equipment, furniture and fixtures, computer software development costs, and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 1999, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

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

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, trade accounts receivable and accounts payable at December 31, 1998 and 1999, approximate fair value because of the short maturity of these instruments.

                           HTE, INC. AND SUBSIDIARIES

  Comprehensive Income

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. The Company's only adjustment to arrive at comprehensive income (loss) is the foreign currency translation adjustment and is presented in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income (loss).

  Segment Reporting

     The Company has adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), which establishes standards for reporting information about operating segments. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. Although the Company has five operating segments, separate segment data has not been presented as they meet the criteria set forth in SFAS 131 for aggregation.

2. EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consisted of the following as of December 31, 1998 and 1999:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Equipment...................................................    $ 6,063        $ 6,625
Office furniture and fixtures...............................        855            936
Leasehold improvements......................................      1,002          1,131
                                                                -------        -------
                                                                  7,920          8,692

Less -- Accumulated depreciation and amortization...........     (3,333)        (4,853)
                                                                -------        -------
                                                                $ 4,587        $ 3,839
                                                                =======        =======

3. BUSINESS COMBINATIONS

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

     During the year ended December 31, 1998, the Company created HTE-Vanguard Systems, Inc., a wholly-owned subsidiary, which purchased the net assets of Vanguard Management and Information Systems, Inc. for $400 in cash plus $20 in legal fees. The assets purchased consisted of accounts receivable, equipment,

                           HTE, INC. AND SUBSIDIARIES
furniture and fixtures, purchased software and other intangible assets. As part of the purchase agreement, the Company also assumed various customer service liabilities. Additionally, the Company entered into a royalty agreement with Vanguard for approximately 5 years and was granted offset rights against royalty payments due under the purchase agreement of $63. This acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     In June 1999, the Company created HTE-IOD, Inc., a wholly-owned subsidiary, which later changed its name to DemandStar.com, Inc. DSI purchased certain assets of IOD for $1,000 in cash. The Company could pay up to an additional $2,000 for the purchase if DSI meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. The assets purchased consisted of customer lists and goodwill, which were recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, the Company also assumed various customer service liabilities. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

     Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each year presented, are as follows (unaudited):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997      1998       1999
                                                         -------   -------   --------
Revenues..............................................   $69,955   $99,350   $ 96,340
Net income (loss).....................................     4,195       799    (15,136)
Basic net income (loss) per share.....................      0.33      0.05      (0.88)
Diluted net income (loss) per share...................      0.32      0.05      (0.88)

POOLING OF INTERESTS

     On April 1, 1998, the Company purchased privately held Phoenix Systems, LLC (Phoenix), in exchange for 272,036 shares of the Company's common stock valued at approximately $3,000 on or about the closing date. Phoenix provides a suite of integrated software products targeted towards school districts (kindergarten through 12th grade). The acquisition was accounted for as a pooling-of-interests, although the Company did not restate the results of prior periods due to the financial immateriality of Phoenix's historical operations. Therefore, the transaction has been recorded through an adjustment of $40 to retained earnings during 1998.

     In connection with the acquisitions of UCS, Inc. (described in Note 1) and Phoenix, the Company recorded a non-recurring deferred income tax charge of $339 during the year ended December 31, 1998. This provision recorded the deferred tax liability of UCS, Inc. and Phoenix due to changes in tax status on the acquisition dates for federal income tax reporting purposes.

4. LINE OF CREDIT

     During 1997 and part of 1998, the Company had a line of credit with a commercial bank. There were no borrowings outstanding under the line of credit as of December 31, 1997.

     In 1998, the Company replaced the existing line of credit with a revolving line of credit of $15,000, which was terminated in 1999. The Company never borrowed under this line of credit. The Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, the potential payment of a judgement arising from a recent arbitration award could require the Company to seek additional financing sources.

5. STOCKHOLDERS' EQUITY (DEFICIT)

     Prior to the Company's initial public offering (IPO), the Company had two classes of mandatorily redeemable securities outstanding. The mandatorily redeemable preferred stock carried annual dividends,

                           HTE, INC. AND SUBSIDIARIES
which were cumulative, and were convertible into common stock based on a formula defined in the Company's Articles of Incorporation. During the year ended December 31, 1997, the Company recorded an accretion in value for the mandatorily redeemable preferred stock of $1,117. The Company had also issued mandatorily redeemable Class C common stock in connection with the Bellamy acquisition (see Note 3).

     On June 10, 1997, the Company's IPO registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (SEC). Concurrent with the effectiveness of the registration statement, the Company completed a recapitalization pursuant to which (i) the number of authorized shares of the Company's Class A common stock and mandatorily redeemable preferred stock were increased to 4,000,000 and 2,000,000, respectively, (ii) all outstanding shares of mandatorily redeemable preferred stock, mandatorily redeemable Class C common stock and Class A common stock were split 53-for-one and exchanged simultaneously on a two-for-one basis for shares of the Company's newly authorized common stock, (iii) the Company paid in cash the accrued dividends of $624 on the mandatorily redeemable preferred stock to the date of the stock splits and exchanges described above and (iv) following the exchanges described above, the mandatorily redeemable preferred stock, Class A common stock, Class B common stock and mandatorily redeemable Class C common stock were canceled, retired and eliminated from the shares the Company is authorized to issue (the Recapitalization).

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

     On December 22, 1999, DSI, a wholly-owned subsidiary of the Company, filed a registration statement with the SEC on Form S-1 in contemplation of a rights offering to the Company's shareholders and employees and the sale of Series A and Series B preferred stock. Under the terms of the rights offering, DSI intends to distribute rights to the shareholders and employees of the Company that will entitle each holder to purchase shares of common stock at $1 per share. Immediately following the consummation of the rights offering, DSI's authorized preferred stock will consist of 10,000,000 shares with a par value of $.01 per share, of which 2,000,000 shares are designated as Series A preferred stock, 4,000,000 shares are designated as Series B preferred stock, and 4,000,000 shares are undesignated. As of December 31, 1999, DSI had no preferred stock issued or outstanding.

6. STOCK COMPENSATION PLANS

EMPLOYEE STOCK OPTIONS

     On July 1, 1996, the Company granted options to an employee to purchase 106,000 shares of the Company's common stock. The options are exercisable beginning January 1, 1997, at $0.91 per share, which approximated the fair market value of the stock at the date of grant. The options expire the earlier of five years from the date of grant or seven months from the employee's date of termination. There are no outstanding options under this grant as of December 31, 1999, as all of these options were exercised during 1998 and 1999.

HTE EMPLOYEE INCENTIVE PLAN

     The Company's 1997 Employee Incentive Compensation Plan (the "HTE Plan") was adopted by the Board of Directors in January 1997. The purpose of the HTE Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The HTE Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and

                           HTE, INC. AND SUBSIDIARIES
consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 2,908,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock for grants under the HTE Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Some options have been granted with immediate vesting, although most of the options have vesting schedules over four or five years.

     A summary of the status of the Company's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1998 and 1999, and changes during the periods ending on those dates is presented below:

                                                 1998                           1999
                                     ----------------------------   ----------------------------
                                                 WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                     ---------   ----------------   ---------   ----------------
Outstanding at beginning of year...  1,167,000        $ 4.47        1,514,941        $7.29
  Granted..........................    593,241         12.22        1,008,727         2.61
  Exercised........................    146,600          4.20           93,056         1.03
  Forfeited........................     98,700          8.15          629,786         7.24
                                     ---------                      ---------
Outstanding at end of year.........  1,514,941        $ 7.29        1,800,826        $5.14
                                     =========                      =========
Options exercisable at year end....    368,093        $ 3.89          825,028        $4.46
Weighted-average fair value of
  options granted during the
  year.............................                   $10.44                         $2.65

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                              ---------------------------------------------   --------------------------
                                  NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
                              OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
                               DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES           1999        CONTRACTUAL LIFE     PRICE          1999          PRICE
------------------------      --------------   ----------------   ---------   --------------   ---------
$ 0.91 to  4.72                 1,401,212            8.4           $ 3.44        753,373        $ 3.75
  5.00 to  5.94                    52,000            9.0             5.04            800          5.94
  8.38 to 11.00                    89,000            8.4            10.37         19,133         10.23
 12.00 to 13.50                   258,614            8.3            12.57         51,722         12.57

DSI 1999 EMPLOYEE INCENTIVE COMPENSATION PLAN

     In December 1999, DSI's board of directors approved the 1999 Employee Incentive Compensation Plan (the "DSI Plan"). The DSI Plan provides that awards may be granted to DSI's key officers, employees, consultants, advisors and directors or others designated by the board of directors at the fair market value at the date of grant. Awards under the DSI Plan may take the form of stock options, share appreciation rights or restricted stock. The DSI Plan limits the number of shares, which may be issued pursuant to incentive stock options to 4,000,000 shares. As of December 31, 1999, DSI had not awarded share appreciation rights or restricted stock under the DSI Plan.

                           HTE, INC. AND SUBSIDIARIES

     A summary of the status of DSI's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1999, and changes during the period ending on that date is presented below:

                                                                     1999
                                             ----------------------------------------------------
                                                     EMPLOYEES                 NON-EMPLOYEES
                                             --------------------------   -----------------------
                                                           WEIGHTED-                 WEIGHTED-
                                                            AVERAGE                   AVERAGE
                                              SHARES     EXERCISE PRICE   SHARES   EXERCISE PRICE
                                             ---------   --------------   ------   --------------
Outstanding at inception...................         --       $  --            --       $  --
  Granted..................................  1,310,000        1.00        90,000        1.00
  Exercised................................         --          --            --          --
  Forfeited................................         --          --            --          --
                                             ---------                    ------
Outstanding at end of year.................  1,310,000       $1.00        90,000       $1.00
                                             =========                    ======
Options exercisable at year end............    167,500       $1.00        22,500       $1.00
Weighted-average fair value of options
  granted during the year..................                  $0.26                     $0.52

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                   ---------------------------------------------   ---------------------------
                                       NUMBER          WEIGHTED-       WEIGHTED-       NUMBER        WEIGHTED-
                                   OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT     AVERAGE
                        EXERCISE    DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,     EXERCISE
TYPE                     PRICE          1999        CONTRACTUAL LIFE     PRICE          1999           PRICE
----                    --------   --------------   ----------------   ---------   --------------    ---------
Employees.............   $1.00       1,310,000             9.9           $1.00        167,500          $1.00
Non-employees.........    1.00          90,000            10.0            1.00         22,500           1.00

     The compensation from stock options of $13 was related to options granted to a consultant and was calculated at the fair value using the Black-Scholes options valuation model as described below. This expense is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 1999.

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an Employee Stock Purchase Plan (ESPP) on July 23, 1997, which was approved by the stockholders in May 1998. The plan was effective as of September 1, 1997, and has been designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Six hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The ESPP qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the results of operations.

     Under the terms of the ESPP, employees can choose each year to have up to 25 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of period or end of period market price. As of December 31, 1999, 36 percent of the Company's employees participate in the plan. As of December 31, 1998 and 1999, there were 152,276 and 98,370 purchase rights outstanding. These purchase rights were exercisable at the respective year-ends and had a weighted-average exercise price of $4.25 and $2.87 as of December 31, 1998 and 1999, respectively. The weighted-average fair value of purchase rights granted during 1998 and 1999 under the ESPP was $1.97 and $1.98, respectively. All outstanding purchase rights at December 31, 1998 and 1999, were exercised in January 1999 and 2000, respectively.

                           HTE, INC. AND SUBSIDIARIES

BLACK-SCHOLES OPTION PRICING MODEL

     The fair value of options granted during the fiscal years ended December 31, 1998 and 1999, reported below has been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions for options granted during 1998 and 1999:

                                                 HTE PLAN                          ESPP
                                              --------------     DSI PLAN     --------------
                                                YEAR ENDED     ------------     YEAR ENDED
                                               DECEMBER 31,     YEAR ENDED     DECEMBER 31,
                                              --------------   DECEMBER 31,   --------------
                                              1998     1999        1999       1998     1999
                                              -----   ------   ------------   -----   ------
Expected life (in years)....................     10       10        4.9          .3       .3
Weighted-average risk-free interest rate....   5.50%    5.19%      6.15%       4.32%    4.97%
Volatility -- employees.....................   76.7    238.5          0        76.7    238.5
Volatility -- non-employees.................     --       --         60          --       --
Dividend yield..............................     --       --         --          --       --

PRO FORMA DISCLOSURES

     Had compensation cost related to employees for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income (loss) and per share amounts would have changed to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1997     1998      1999
                                                             ------   ------   --------
Net income (loss) attributable to common stockholders:
  As reported..............................................  $2,646   $  982   $(14,866)
  Pro forma................................................   2,180     (535)   (16,004)
Basic earnings (loss) per share:
  As reported..............................................  $ 0.21   $ 0.06   $  (0.86)
  Pro forma................................................    0.17    (0.03)     (0.93)
Diluted earnings (loss) per share:
  As reported..............................................  $ 0.20   $ 0.06   $  (0.86)
  Pro forma................................................    0.17    (0.03)     (0.93)

     The effects of applying SFAS No. 123 on pro forma disclosures of net income
(loss) and per share amounts for the periods presented are not likely to be representative of the pro forma effects on net income (loss) and per share amounts in future years.

7. EMPLOYEE RETIREMENT PLAN

     The Company has established an employee retirement savings plan that covers substantially all employees who have met certain service and age requirements. Employees may contribute from two percent to 10 percent of their annual compensation to the plan as limited by Internal Revenue Service regulations. The Company will match contributions up to three percent of each individual's compensation. Contributions made by the Company totaled $616, $577 and $413 for the years ended December 31, 1997, 1998 and 1999,

                           HTE, INC. AND SUBSIDIARIES
respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

8. CONTRACT JUDGEMENT AND SETTLEMENT, EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

     During the year ended December 31, 1999, the Company recorded a charge of $12,927, which primarily included amounts related to a contract judgement, a contract settlement, employee termination benefits, and the discontinuance of product lines.

CONTRACT JUDGEMENT AND SETTLEMENT

     During the fourth quarter of 1999, the Company recorded a total charge of $7,493 related to both a contract judgement and a contract settlement. This charge includes $2,319 related to a write-off of certain assets related to the contract settlement and contract judgement and $5,174 related to a judgement award. The judgement award is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. See Note 11.

EMPLOYEE TERMINATION BENEFITS

     During the year ended December 31, 1999, the Company recorded a charge of $2,459 related to employee severance packages and benefits. After reviewing its staffing requirements, the Company terminated employees across all areas of the Company. As of December 31, 1999, $992 of employee termination benefit charges remain in accrued liabilities in the accompanying consolidated balance sheet.

DISCONTINUATION OF PRODUCT LINES

     During the third quarter of 1999 and as a result of the change in management, the Company decided to discontinue several product lines. As a result of this decision, the Company recorded a non-cash charge for the net book value of these product lines, which totaled $1,138 during the year ended December 31, 1999.

OTHER COSTS

     The remaining charge of $1,837 primarily included costs associated with the discontinuation of product lines and certain lease termination costs.

9. INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31, 1997, 1998 and 1999:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1997     1998     1999
                                                              ------   ------   -------
Current:
  Federal...................................................  $2,126   $  170   $    --
  State.....................................................     440       33        --
                                                              ------   ------   -------
                                                               2,566      203        --
Deferred....................................................     (84)   1,050    (8,898)
                                                              ------   ------   -------
                                                              $2,482   $1,253   $(8,898)
                                                              ======   ======   =======

                           HTE, INC. AND SUBSIDIARIES

     Included in the current federal portion of the provision for income taxes for the years ended December 31, 1997 and 1998, are foreign taxes of $53 and $101, respectively, arising from the operations of Bellamy.

     The provision for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate of 34 percent to income before provision for income taxes for years ended December 31, 1997, 1998 and 1999, as follows:

                                                                   DECEMBER 31,
                                                               ---------------------
                                                               1997    1998    1999
                                                               -----   -----   -----
U.S. federal income tax rate................................   34.00%  34.00%  34.00%
  UCS and Phoenix taxed as an S corporation.................    0.29   13.28      --
  State taxes...............................................    4.62    4.62    4.62
  Tax-exempt interest.......................................   (2.03)  (6.04)     --
  Meals and entertainment...................................    0.67    4.06    0.76
  Pooling of interests acquisition expenses.................      --    4.09      --
  Other.....................................................    1.01    2.05   (1.94)
                                                               -----   -----   -----
Effective tax rate..........................................   38.56%  56.06%  37.44%
                                                               =====   =====   =====

     Deferred income taxes consisted of the following as of December 31, 1999:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Net operating losses....................................  $1,800     $ 3,672     $ 5,472
  Accrued liabilities.....................................   2,843          --       2,843
  Allowance for doubtful accounts.........................     801          --         801
  Deferred lease commitment...............................      --         184         184
  Other intangible assets.................................      --         128         128
  Other...................................................     170          --         170
                                                            ------     -------     -------
          Total assets....................................   5,614       3,984       9,598
                                                            ------     -------     -------
Tax liabilities:
  Basis difference in equipment, furniture and fixtures...  $   --     $  (405)    $  (405)
  Capitalized computer software development costs.........      --      (2,238)     (2,238)
  Other intangible assets.................................      --         (87)        (87)
                                                            ------     -------     -------
          Total liabilities...............................      --      (2,730)     (2,730)
                                                            ------     -------     -------
Net deferred tax asset....................................  $5,614     $ 1,254     $ 6,868
                                                            ======     =======     =======

                           HTE, INC. AND SUBSIDIARIES

     Deferred income taxes consisted of the following as of December 31, 1998:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Accrued liabilities.....................................  $  515     $    --     $   515
  Allowance for doubtful accounts.........................     522          --         522
  Deferred lease commitment...............................      --         149         149
  Other intangible assets.................................      --         180         180
  Other...................................................       3          --           3
                                                            ------     -------     -------
          Total assets....................................   1,040         329       1,369
                                                            ------     -------     -------
Tax liabilities:
  Prepaid expenses........................................    (555)         --        (555)
  Basis difference in equipment, furniture and fixtures...      --        (335)       (335)
  Capitalized computer software development costs.........      --      (2,509)     (2,509)
                                                            ------     -------     -------
          Total liabilities...............................    (555)     (2,844)     (3,399)
                                                            ------     -------     -------
Net deferred tax asset (liability)........................  $  485     $(2,515)    $(2,030)
                                                            ======     =======     =======

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, furniture, automobiles and equipment under certain long-term non-cancelable operating lease agreements with varying terms and conditions.

     Future aggregate minimum rental payments under these agreements are as follows as of December 31, 1999:

                  YEAR ENDING DECEMBER 31,                    AMOUNT
                  ------------------------                    -------
2000........................................................  $ 3,749
2001........................................................    2,324
2002........................................................    1,634
2003........................................................    1,228
2004........................................................    1,231
Thereafter..................................................    3,107
                                                              -------
                                                              $13,273
                                                              =======

     In April 1996, the Company entered into a lease agreement for the corporate office in Lake Mary under a 10-year, non-cancelable operating lease, which began on May 1, 1997. The lease agreement also provides the Company with three five-year renewal options. The Company expenses the total estimated cash payments on a straight-line basis over the life of the lease. The cumulative difference between the amount expensed and the amount actually paid is recorded as a deferred lease commitment on the accompanying consolidated balance sheets as of December 31, 1998 and 1999. Rent expense under operating leases totaled approximately $2,359, $4,892 and $5,418 for the years ended December 31, 1997, 1998 and 1999, respectively.

PRODUCT ROYALTY AGREEMENTS

     The Company has entered into several product royalty agreements with various entities who have sold their application rights or product designs to the Company. The majority of these agreements are similar in nature in that they each state that royalties shall be paid on the basis of applicable software license revenues collected by the Company. However, each agreement may have a different percentage upon which the product

                           HTE, INC. AND SUBSIDIARIES
royalty is based. The Company accrues these product royalties as the applicable software license revenues are recognized. The Company has recorded $433 and $146 as accrued liabilities for product royalties as of December 31, 1998 and 1999, respectively. Royalty expense was approximately $325, $196 and $39 for the years ended December 31, 1997, 1998 and 1999, respectively, and is included in cost of software licenses in the accompanying consolidated statements of operations.

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

11. LITIGATION

     On April 9, 1999, the City of Tacoma, Washington filed a demand for binding arbitration and claim for damages against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations under a Software License and Service Agreement, which contained a narrowly drawn arbitration clause. On May 3, 1999, the Company filed counterclaims in the Superior Court for Pierce County, Washington alleging, among other things, that the City of Tacoma breached its contractual duties and obligations under a Hardware Purchase Agreement, which did not contain an arbitration clause. The trial court granted the City of Tacoma's motion to compel arbitration of all allegations arising from both contracts. On January 13, 2000, an arbitration panel composed of three Washington State attorneys ("Arbitrators") rendered a final award ("Award") against the Company for $5,174. A judgment for the Award was entered against the Company by the Superior Court for Pierce County, Washington on January 15, 2000. As a result of the Award, the Company has filed a direct appeal to the Washington State Supreme Court contesting the Award on a variety of grounds including, but not limited to, the fact that the Arbitrators acted in "manifest disregard of the law." The Company maintains that the terms of the binding arbitration clause of the software contract was limited to only disputes arising under that contract and, further, that the Arbitrators inappropriately disregarded the damages limitation clause in both contracts and illegally awarded Tacoma speculative "benefit of the bargain damages" -- which damages were well beyond the scope of the agreements. One of the Arbitrators dissented as to the "benefit of the bargain damages" in the Award. Further, as a result of this Award, the Company subsequently sought coverage and a defense from its insurance carriers (The Chubb Group of Insurance Companies, hereinafter the "Chubb Carriers"), which claims were denied. Thereafter, the Company instituted a "Declaratory Judgment Action" on January 28, 2000 in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida against the Chubb Carriers who provided the relevant insurance policies for the Company. The Company seeks insurance coverage, and a defense, pursuant to a variety of policies purchased by the Company for computer software errors and omissions coverage, a multi-media liability insurance policy and an umbrella policy for coverage amounts in excess of the underlying limits for the aforementioned policies. After the Company filed its case against the Chubb Carriers, they responded by instituting a separate cause of action on January 31, 2000 seeking a Declaratory Judgment against the Company in the United States District Court for the Middle District of Florida. In light of the diversity of citizenship issues presented, both matters have been transferred to the United States District Court and are awaiting the appropriate management order setting down a schedule for the case(s). Finally, on February 29, 2000, the Company instituted a cause of

                           HTE, INC. AND SUBSIDIARIES
action in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida, contesting, and/or seeking a stay of enforcement of the foreign judgment rendered in the State of Washington regarding the Award. The Company in its Florida Circuit Court Complaint, put forth similar arguments as to that presently on appeal in the State of Washington. In addition, the Company pointed out that one of the Company's contracts with the City of Tacoma did not even contain an arbitration clause and that the remaining contract contained only a narrowly drawn arbitration clause, limiting arbitration only to disputes under the terms of such contract. The Company maintains that despite the limited agreement to arbitrate certain matters, the Arbitrators proceeded to hear and decide matters under both contracts, as well as extra contractual matters which, once again, would clearly constitute a "manifest disregard of the law." The Company maintains that this is a clear and reversible error. A preliminary management conference on this matter has been scheduled for April 20, 2000, with an evidentiary hearing to follow in the Florida Circuit Court sometime thereafter. During the year ended December 31, 1999, the Company recorded a charge for the original judgment of $5,174, which remains in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. While the Company intends to vigorously pursue these cases and believes its positions have merit, it is unable to predict the ultimate outcome at this time.

     In regard to the binding arbitration proceeding between the Company and Montana Power Company ("MPC") commenced on February 3, 1999, a settlement and mutual release agreement was executed by the parties in January 2000. This settlement agreement allows for a complete mutual release and discharge of any and all outstanding obligations between the Company and MPC under the Software License and Services Agreement and the arbitration proceeding. The Company retained all of the $1,535 paid by MPC to the Company for software, hardware and services. As a result of this settlement, the Company wrote off approximately $754 in revenue and $581 in capitalized costs related to the Software License and Services Agreement in the fourth quarter of 1999, which resulted in an after-tax charge of $819. This settlement did not involve any cash payment by the Company to MPC. The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties will not have a material adverse effect on the Company's financial position or operating results.

     The Company is involved in various other legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

12. SUBSEQUENT EVENTS

     Effective January 2000, the Company entered into an employment agreement with Joseph M. Loughry III to serve as the President and Chief Executive Officer. This agreement is for a term of four years. In the event the executive is terminated without "Cause" during the first two years, the executive is entitled to receive nine months of continued salary and benefits. If the executive is terminated without "Cause" during the last two years, the executive is entitled to receive six months of continued salary and benefits. Under the agreement, the executive is entitled to receive annual bonuses up to 50 percent of the base salary based on achieving goals set by the Board of Directors. The Company also granted a total of 400,000 stock options to purchase the Company's common stock. These options include both qualified and non-qualified options and have various vesting schedules based on time and performance measures.

     On March 27, 2000, the DSI registration statement filed on Form S-1 for 18,811,330 shares of DSI's common stock was declared effective by the SEC.

                           HTE, INC. AND SUBSIDIARIES

13. SUPPLEMENTAL NONCASH TRANSACTIONS

     The Company includes depreciation on certain equipment in the costs capitalized as computer software development costs. During the years ended December 31, 1997, 1998 and 1999, depreciation of $160, $323 and $420, respectively, was capitalized as computer software development costs.

     In December 1997, the Company purchased net assets of Kb Systems, Inc. for $400 plus legal costs of $61. As of December 31, 1997, $100 of the purchase price remained unpaid pending satisfactory resolution of certain matters related to Kb Systems, Inc.

     In 1998, the Company purchased the net assets of Jalan, Inc. for $1,723 and Vanguard for $420. The Company also capitalized an additional $15 for the purchase price of KB Systems, Inc. in 1998. Additionally, the Company acquired Phoenix Systems, L.L.C and UCS, Inc. through pooling of interests transactions, which resulted in immaterial cash payments of $53 and $2, respectively.

     In 1999, the Company purchased certain assets of IOD for $1,000 in cash.

     The acquisitions had the following non-cash effect of increasing (decreasing) the following accounts for the years ended December 31, 1997, 1998 and 1999:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1997    1998     1999
                                                              ----   ------   ------
Trade accounts receivable...................................  $ --   $  227   $   --
Other current assets........................................   198       63       --
Equipment, furniture and fixtures...........................    --       63       --
Purchased software..........................................   319    1,915       --
Other intangible assets.....................................   194      359    1,173
Goodwill established due to recognition of deferred income
  taxes (included in other intangible assets)...............    --       15       --
Accrued liabilities.........................................   100       --       --
Deferred revenue............................................   250      388      173
Common stock................................................    --        3       --
Additional paid-in capital..................................    --       (2)      --
Retained earnings (deficit).................................    --       40       --