Form 10-Q
period 2000-03-31
HTE INC
filed 2000-05-15
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                           1000 BUSINESS CENTER DRIVE
                            LAKE MARY, FLORIDA 32746
                                 (407) 304-3235
                           --------------------------
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                  OUTSTANDING AS OF MAY 5, 2000
                     -----                  -----------------------------
               Common stock
           Par value $.01 per share                    17,594,203

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                         MARCH 31,        DECEMBER 31,
                                                           2000               1999
                                                         ---------        ------------
ASSETS                                                  (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                           $  7,063           $  6,901
     Trade accounts receivable, net                        25,579             33,407
     Income tax receivable                                  1,702                 --
     Deferred income taxes                                  5,965              5,614
     Other current assets                                   1,669              1,714
                                                         --------           --------
         Total current assets                              41,978             47,636
                                                         --------           --------
COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net             3,626              3,839
                                                         --------           --------


OTHER ASSETS
     Computer software development costs, net               5,685              5,653
     Other intangible assets                                1,848              2,381
     Deferred income taxes                                  1,254              1,254
     Deposits                                                 246                246
                                                         --------           --------
         Total other assets                                 9,033              9,534
                                                         --------           --------
                                                         $ 54,637           $ 61,009
                                                         ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities            $ 14,394           $ 15,666
     Deferred revenue                                      23,263             25,562
                                                         --------           --------
         Total current liabilities                         37,657             41,228
                                                         --------           --------

LONG-TERM LIABILITIES

     Other long-term liabilities                              473                475
                                                         --------           --------
         Total long-term liabilities                          473                475
                                                         --------           --------

STOCKHOLDERS' EQUITY

     Common stock                                             175                174
     Additional paid-in capital                            31,302             30,890
     Accumulated deficit                                  (14,932)           (11,722)
     Cumulative translation adjustment                        (38)               (36)
                                                         --------           --------
         Total stockholders' equity                        16,507             19,306
                                                         --------           --------
                                                         $ 54,637           $ 61,009
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

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2000               1999
                                                           --------           --------
CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
    Software licenses                                      $  2,131           $  8,569
    Professional services                                     4,920              7,573
    Hardware                                                    695              4,045
    Maintenance and other                                     7,676              5,562
    Resource management                                         670                433
                                                           --------           --------
        Total revenues                                       16,092             26,182
                                                           --------           --------
OPERATING EXPENSES:
    Cost of software licenses                                 1,315              1,848
    Cost of professional services                             3,692              4,288
    Cost of hardware                                            659              3,276
    Cost of maintenance and other                             2,724              2,313
    Cost of resource management                                 371                259
    Research and development                                  4,346              4,326
    Sales and marketing                                       3,740              4,652
    General and administrative                                3,468              3,982
    Employee termination benefits and other costs             1,103              1,809
                                                           --------           --------
        Total operating expenses                             21,418             26,753
                                                           --------           --------
OPERATING LOSS                                               (5,326)              (571)
INTEREST INCOME, net                                             63                 45
                                                           --------           --------
LOSS BEFORE BENEFIT FOR INCOME TAXES                         (5,263)              (526)
BENEFIT FOR INCOME TAXES                                     (2,053)              (205)
                                                           --------           --------
NET LOSS                                                     (3,210)              (321)
    Foreign currency translation adjustments                     (2)                --
                                                           --------           --------
COMPREHENSIVE LOSS                                         $ (3,212)          $   (321)
                                                           ========           ========
NET LOSS PER SHARE:
    Basic                                                  $  (0.18)          $  (0.02)
                                                           ========           ========
    Diluted                                                $  (0.18)          $  (0.02)
                                                           ========           ========


                 The accompanying notes are an integral part of
                        these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2000             1999
                                                                            -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(3,210)          $  (321)
    Adjustments to reconcile net loss to net cash provided by )
        (used in operating activities--
    Depreciation and amortization                                             1,454             1,410
    Loss on disposal of computer equipment, furniture and fixtures               18                --
    Loss on write-off of other intangible assets                                184                --
    Deferred income taxes                                                      (351)               --
    Compensation related to stock transactions                                   19                --
    Changes in operating assets and liabilities--
        Decrease (increase) in assets--
            Trade accounts receivable, net                                    7,828                23
            Income tax receivable                                            (1,702)             (205)
            Other current assets                                                 45                25
            Deposits                                                             --                (6)
        Increase (decrease) in liabilities--
            Accounts payable and accrued liabilities                         (1,272)           (3,564)
            Deferred revenue                                                 (2,299)           (1,441)
            Other liabilities                                                    (2)               49
                                                                            -------           -------
            Net cash provided by (used in) operating activities                 712            (4,030)
                                                                            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (232)             (103)
    Computer software development costs                                        (710)           (1,004)
                                                                            -------           -------
            Net cash used in investing activities                              (942)           (1,107)
                                                                            -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                              394               648
                                                                            -------           -------
            Net cash provided by financing activities                           394               648
                                                                            -------           -------

Effect of foreign currency exchange rate changes on cash and
    cash equivalents                                                             (2)               --
                                                                            -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            162            (4,489)

CASH AND CASH EQUIVALENTS, beginning of period                                6,901             7,553
                                                                            -------           -------

CASH AND CASH EQUIVALENTS, end of period                                    $ 7,063           $ 3,064
                                                                            =======           =======

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                  $    31           $     4
    Cash paid for income taxes                                                   33                23



                 The accompanying notes are an integral part of
                        these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and DemandStar.com, Inc. (DSI), a Florida corporation (collectively, the Company). HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company is also engaged in remarketing IBM hardware systems to run in concert with their application software. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

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

1.   LITIGATION

On April 9, 1999, the City of Tacoma, Washington filed a demand for binding arbitration and claim for damages against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations under a Software License and Service Agreement, which contained a narrowly drawn arbitration clause. On May 3, 1999, the Company filed counterclaims in the Superior Court for Pierce County, Washington alleging, among other things, that the City of Tacoma breached its contractual duties and obligations under a Hardware Purchase Agreement, which did not contain an arbitration clause. The trial court granted the City of Tacoma's motion to compel arbitration of all allegations arising from both contracts. On January 13, 2000, an arbitration panel composed of three Washington State attorneys ("Arbitrators") rendered a final award ("Award") against the Company for $5,174. A judgment for the Award was entered against the Company by the Superior Court for Pierce County, Washington on January 15, 2000. As a result of the Award, the Company has filed a direct appeal to the Washington State Supreme Court contesting the Award on a variety of grounds including, but not limited to, the fact that the Arbitrators acted in "manifest disregard of the law." The Company maintains that the terms of the binding arbitration clause of the software contract was limited to only disputes arising under that contract and, further, that the Arbitrators inappropriately disregarded the damages limitation clause in both contracts and illegally awarded Tacoma speculative "benefit of the bargain damages" -- which

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   LITIGATION (CONTINUED)

damages were well beyond the scope of the agreements. One of the Arbitrators dissented as to the "benefit of the bargain damages" in the Award. Further, as a result of this Award, the Company subsequently sought coverage and a defense from its insurance carriers (The Chubb Group of Insurance Companies, hereinafter the "Chubb Carriers"), which claims were denied. Thereafter, the Company instituted a "Declaratory Judgment Action" on January 28, 2000 in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida against the Chubb Carriers who provided the relevant insurance policies for the Company. The Company seeks insurance coverage, and a defense, pursuant to a variety of policies purchased by the Company for computer software errors and omissions coverage, a multi-media liability insurance policy and an umbrella policy for coverage amounts in excess of the underlying limits for the aforementioned policies. After the Company filed its case against the Chubb Carriers, they responded by instituting a separate cause of action on January 31, 2000 seeking a Declaratory Judgment against the Company in the United States District Court for the Middle District of Florida. In light of the diversity of citizenship issues presented, both matters have been transferred to the United States District Court and are awaiting the appropriate magistrate order setting down a schedule for the case(s). Finally, on February 29, 2000, the Company instituted a cause of action in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida, contesting, and/or seeking a stay of enforcement of the foreign judgment rendered in the State of Washington regarding the Award, which was domesticated in Florida in April 2000 upon an agreement of the parties. Further, pursuant to such agreement of the parties, enforcement of the domesticated judgement will be stayed until the ruling of the court on the Company's motion contesting and/or seeking a stay of enforcement or other relief as to the posting of a supersedeas bond to stay enforcement during the pendency of the appeal in an evidentiary hearing scheduled in the Florida Circuit Court on June 12, 2000. The Company in its Florida Circuit Court Complaint, put forth similar arguments as to that presently on appeal in the State of Washington. In addition, the Company pointed out that one of the Company's contracts with the City of Tacoma did not even contain an arbitration clause and that the remaining contract contained only a narrowly drawn arbitration clause, limiting arbitration only to disputes under the terms of such contract. The Company maintains that despite the limited agreement to arbitrate certain matters, the Arbitrators proceeded to hear and decide matters under both contracts, as well as extra contractual matters which, once again, would clearly constitute a "manifest disregard of the law." The Company maintains that this is a clear and reversible error. During the year ended December 31, 1999, the Company recorded a charge for the original judgment of $5,174, which remains in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. While the Company intends to vigorously pursue these cases and believes its positions have merit, it is unable to predict the ultimate outcome at this time.

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

2.   LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                   2000            1999
                                                                  ------          ------
         Basic weighted-average shares outstanding                17,523          17,153
         Common shares applicable to stock options using
              the treasury stock method                               --              --
                                                                  ------          ------
         Diluted weighted average shares outstanding              17,523          17,153
                                                                  ======          ======

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

2.   LOSS PER SHARE (CONTINUED)

Options to purchase approximately 1.7 million shares were outstanding as of March 31, 2000, but were not included in the computation of diluted loss per share because they are antidilutive.

3.   BUSINESS COMBINATIONS

PURCHASES

In June 1999, the Company created HTE-IOD, Inc. (IOD), a wholly-owned subsidiary, which later changed its name to DemandStar.com, Inc. IOD purchased certain assets of Information On Demand, Inc. for $900 in cash and an escrow payable of $100. The Company could pay up to an additional $2,000 for the purchase if IOD meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. The assets purchased consisted of developed technology, which was recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, HTE also assumed various customer service liabilities. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

Revenues, net loss and loss per share presented for the three months ended March 31, 2000 and 1999, on a pro forma basis, as if the acquisition had occurred at the beginning of the applicable period, are as follows (unaudited):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                         -------------------------------
                                            2000                   1999
                                         ----------               ------
         Revenues                        $   16,092               26,244
         Net loss                            (3,210)                (422)
         Basic loss per share                 (0.18)               (0.02)
         Diluted loss per share               (0.18)               (0.02)


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

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

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

During the three months ended September 30, 1999, the Company recorded employee termination benefits and other costs of $3,625, which include employee severance packages, capitalized software development cost write-offs and other costs related to the discontinuation of product lines. This charge was the result of a change in management and the Company's strategy. The employee severance package benefits were $1,720.

During the three months ended March 31, 2000, the Company recorded employee termination benefits and other costs of $1,103, which include $622 for employee severance packages related to a workforce reduction and $481 for the discontinuation of various product lines and closing of offices.

As of March 31, 2000, employee termination benefits and other costs of $1,295 remain accrued in accounts payable and accrued liabilities.

7.   SUBSEQUENT EVENTS

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI's rights offering of its common stock was completed on May 5, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. After deducting the estimated total expenses incurred in connection with the offering of $660, the Company's net proceeds from the offering were $5,714.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 2000 and March 31, 1999," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                 2000             1999
                                                                -----            -----
REVENUES:

       Software licenses                                         13.2%            32.7%
       Professional services                                     30.6             28.9
       Hardware                                                   4.3             15.5
       Maintenance and other                                     47.7             21.2
       Resource management                                        4.2              1.7
                                                                -----            -----
          Total revenues                                        100.0            100.0
                                                                -----            -----

OPERATING EXPENSES:
       Cost of software licenses                                  8.2              7.1
       Cost of professional services                             22.9             16.4
       Cost of hardware                                           4.1             12.5
       Cost of maintenance and other                             16.9              8.8
       Cost of resource management                                2.3              1.0
       Research and development                                  27.0             16.5
       Sales and marketing                                       23.2             17.8
       General and administrative                                21.6             15.2
       Employee termination benefits and other costs              6.9              6.9
                                                                -----            -----
          Total operating expenses                              133.1            102.2
                                                                -----            -----
OPERATING LOSS                                                  (33.1)            (2.2)
INTEREST INCOME, net                                              0.4              0.2
                                                                -----            -----
LOSS BEFORE BENEFIT FOR INCOME TAXES                            (32.7)            (2.0)
BENEFIT FOR INCOME TAXES                                        (12.8)            (0.8)
                                                                -----            -----
NET LOSS                                                        (19.9)%           (1.2)%
                                                                =====            =====

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

Comparison of Three Months Ended March 31, 2000 and March 31, 1999 (Amounts in thousands)

      Revenues

      The Company's total revenues decreased by 39% to $16,092 for the three months ended March 31, 2000, from $26,182 for the three months ended March 31, 1999.

      Software License Revenues. Revenues from software licenses decreased 75% to $2,131 for the three months ended March 31, 2000, compared to $8,569 for the three months ended March 31, 1999. As a percentage of total revenues, software license revenues decreased to 13.2% for the three months ended March 31, 2000, from 32.7% for the three months ended March 31, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

      Professional Services Revenues. Revenues from professional services decreased 35% to $4,920 for the three months ended March 31, 2000, from $7,573 for the three months ended March 31, 1999. As a percentage of total revenues, professional services revenues increased to 30.6% for the three months ended March 31, 2000, from 28.9% for the three months ended March 31, 1999. The dollar decrease was related to a decrease in professional services backlog related to 1998 and 1999 contracts. The increase in professional services as a percentage of total revenues is due to the lower software license and hardware revenues.

      Hardware Revenues. Hardware revenues decreased 83% to $695 for the three months ended March 31, 2000, from $4,045 for the three months ended March 31, 1999. As a percentage of total revenues, hardware revenues decreased to 4.3% for the three months ended March 31, 2000, from 15.5% for the three months ended March 31, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases.

      Maintenance and Other Revenues. Revenues from maintenance and other increased 38% to $7,676 for the three months ended March 31, 2000, from $5,562 for the three months ended March 31, 1999. As a percentage of total revenues, maintenance and other revenues increased to 47.7% for the three months ended March 31, 2000, from 21.2% for the three months ended March 31, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, new software licenses booked in 1999, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

      Resource Management Revenues. Revenues from resource management increased 55% to $670 for the three months ended March 31, 2000, from $433 for the three months ended March 31, 1999. As a percentage of total revenues, resource management revenues increased to 4.2% for the three months ended March 31, 2000, from 1.7% for the three months ended March 31, 1999. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract.

Cost of Revenues

      Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 29% to $1,315 for the three months ended March 31, 2000, from $1,848 for the three months ended March 31, 1999. As a percentage of software license revenues, cost of software licenses increased to 61.7% for the three months ended March 31, 2000, from 21.6% for the three months ended March 31, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

      Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 14% to $3,692 for the three months ended March 31, 2000, from $4,288 for the three months ended March 31, 1999. As a percentage of professional services revenues, cost of professional services increased to 75.0% for the three months ended March 31, 2000, from 56.6% for the three months ended March 31, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

      Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 80% to $659 for the three months ended March 31, 2000, from $3,276 for the three months ended March 31, 1999. As a percentage of hardware revenues, cost of hardware increased to 94.8% for the three months ended March 31, 2000, from 81.0% for the three months ended March 31, 1999. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold and the lower margins associated with smaller contracts.

      Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 18% to $2,724 for the three months ended March 31, 2000, from $2,313 for the three months ended March 31, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 35.5% for the three months ended March 31, 2000, from 41.6% for the three months ended March 31, 1999. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenues was primarily related to more efficient use of existing resources and improved processes.

      Cost of Resource Management Revenues. Cost of resource management increased 43% to $371 for the three months ended March 31, 2000, from $259 for the three months ended March 31, 1999. As a percentage of resource management revenues, cost of resource management decreased to 55.4% for the three months ended March 31, 2000, from 59.8% for the three months ended March 31, 1999. The dollar increase was primarily related to costs associated with a new outsourcing contract, which began in July 1999 and additional services. The decrease in the cost of resource management as a percentage of resource management revenues was primarily related to the leveraging of existing resources.

      Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses remained relatively constant at $4,346 for the three months ended March 31, 2000, compared to $4,326 for the three months ended March 31, 1999. As a percentage of total revenues, research and development increased to 27.0% for the three months ended March 31, 2000, from 16.5% for the three months ended March 31, 1999. The percentage increase was primarily due to lower software license and hardware revenues.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses decreased 20% to $3,740 for the three months ended March 31, 2000, from $4,652 for the three months ended March 31, 1999. As a percentage of total revenues, sales and marketing increased to 23.2% for the three months ended March 31, 2000, from 17.8% for the three months ended March 31, 1999. The dollar decrease was primarily related to lower sales and a decrease in the resources required to support the sales effort. The increase as a percentage of total revenues was primarily due to lower software license and hardware revenues. The Company's sales team has recently initiated programs to refocus attention on its existing base of 1,600 customers in selected traditionally higher opportunity states.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

      General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 13% to $3,468 for the three months ended March 31, 2000, from $3,982 for the three months ended March 31, 1999. As a percentage of total revenues, general and administrative expenses increased to 21.6% for the three months ended March 31, 2000, from 15.2% for the three months ended March 31, 1999. The dollar decrease was primarily due to an effort by management to reduce and control expenses by improving efficiencies. The increase in general and administrative expenses as a percentage of total revenues was due to lower software license and hardware revenues.

      Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,103, or 6.9% of total revenues, for the three months ended March 31, 2000. These costs consisted primarily of $622 for employee severance packages related to a workforce reduction and $481 for the discontinuance of various product lines and closing of offices. During the three months ended March 31, 1999, employee termination benefits and other costs were $1,809, or 6.9% of total revenues. These costs consisted primarily of $909 for employee severance packages and $482 for termination of unnecessary lease obligations of the Company.

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

YEAR 2000 COMPLIANCE

      Prior to January 1, 2000, there was considerable concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports today, however, are that computer systems and software programs are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. The Company develops, markets, implements and supports fully integrated enterprise-wide software applications for public sector organizations and public and private utilities. The Company has completed the Year 2000 upgrades of its systems. The Company used existing resources for its Year 2000 compliance efforts, without incurring significant incremental expenses. As of the date of this Report, the Company has not experienced any significant disruption in its products as a result of any failure of any of its systems to function properly as of January 1, 2000 or February 29, 2000. The Company also has not experienced any Year 2000 failures related to any of its vendors or suppliers. Based on present trends, the Company does not expect to incur any significant costs in 2000 related to Year 2000 activities.

      Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not, in the future, adequately identify equipment or systems that are not Year 2000 compliant.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $712 during the three months ended March 31, 2000, compared to net cash used of $4,030 in the comparable 1999 period. The increase in cash provided by operating activities is primarily due to the decrease in trade accounts receivable, partially offset by an increase in deferred income taxes and a decrease in deferred revenue.

      Cash used in investing activities (capital expenditures and software development investments) totaled $942 and $1,107 during the three months ended March 31, 2000 and 1999, respectively. During 2000 and 1999, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs.

      Net cash provided by financing activities totaled $394 and $648 during the three months ended March 31, 2000 and 1999, respectively. The 2000 and 1999 periods reflect the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan.

      Based on current operating projections for the year 2000, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term or if the Company's current operating projections for the year 2000 do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. On June 18, 1999, the Company purchased the net assets of Information On Demand, Inc. for $1,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of March 31, 2000, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                          PART II - OTHER INFORMATION
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 1.  LEGAL PROCEEDINGS

On April 9, 1999, the City of Tacoma, Washington filed a demand for binding arbitration and claim for damages against the Company with the American Arbitration Association, alleging that the Company had breached certain contractual duties and obligations under a Software License and Service Agreement, which contained a narrowly drawn arbitration clause. On May 3, 1999, the Company filed counterclaims in the Superior Court for Pierce County, Washington alleging, among other things, that the City of Tacoma breached its contractual duties and obligations under a Hardware Purchase Agreement, which did not contain an arbitration clause. The trial court granted the City of Tacoma's motion to compel arbitration of all allegations arising from both contracts. On January 13, 2000, an arbitration panel composed of three Washington State attorneys ("Arbitrators") rendered a final award ("Award") against the Company for $5,174. A judgment for the Award was entered against the Company by the Superior Court for Pierce County, Washington on January 15, 2000. As a result of the Award, the Company has filed a direct appeal to the Washington State Supreme Court contesting the Award on a variety of grounds including, but not limited to, the fact that the Arbitrators acted in "manifest disregard of the law." The Company maintains that the terms of the binding arbitration clause of the software contract was limited to only disputes arising under that contract and, further, that the Arbitrators inappropriately disregarded the damages limitation clause in both contracts and illegally awarded Tacoma speculative "benefit of the bargain damages" -- which damages were well beyond the scope of the agreements. One of the Arbitrators dissented as to the "benefit of the bargain damages" in the Award. Further, as a result of this Award, the Company subsequently sought coverage and a defense from its insurance carriers (The Chubb Group of Insurance Companies, hereinafter the "Chubb Carriers"), which claims were denied. Thereafter, the Company instituted a "Declaratory Judgment Action" on January 28, 2000 in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida against the Chubb Carriers who provided the relevant insurance policies for the Company. The Company seeks insurance coverage, and a defense, pursuant to a variety of policies purchased by the Company for computer software errors and omissions coverage, a multi-media liability insurance policy and an umbrella policy for coverage amounts in excess of the underlying limits for the aforementioned policies. After the Company filed its case against the Chubb Carriers, they responded by instituting a separate cause of action on January 31, 2000 seeking a Declaratory Judgment against the Company in the United States District Court for the Middle District of Florida. In light of the diversity of citizenship issues presented, both matters have been transferred to the United States District Court and are awaiting the appropriate magistrate order setting down a schedule for the case(s). Finally, on February 29, 2000, the Company instituted a cause of action in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida, contesting, and/or seeking a stay of enforcement of the foreign judgment rendered in the State of Washington regarding the Award, which was domesticated in Florida in April 2000 upon an agreement of the parties. Further, pursuant to such agreement of the parties, enforcement of the domesticated judgement will be stayed until the ruling of the court on the Company's motion contesting and/or seeking a stay of enforcement or other relief as to the posting of a supersedeas bond to stay enforcement during the pendency of the appeal in an evidentiary hearing scheduled in the Florida Circuit Court on June 12, 2000. The Company in its Florida Circuit Court Complaint, put forth similar arguments as to that presently on appeal in the State of Washington. In addition, the Company pointed out that one of the Company's contracts with the City of Tacoma did not even contain an arbitration clause and that the remaining contract contained only a narrowly drawn arbitration clause, limiting arbitration only to disputes under the terms of such contract. The Company maintains that despite the limited agreement to arbitrate certain matters, the Arbitrators proceeded to hear and decide matters under both contracts, as well as extra contractual matters which, once again, would clearly constitute a "manifest disregard of the law." The Company maintains that this is a clear and reversible error. During the year ended December 31, 1999, the Company recorded a charge for the original judgment of $5,174, which remains in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. While the Company intends to vigorously pursue these cases and believes its positions have merit, it is unable to predict the ultimate outcome at this time.

                         H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

(d) During the three months ended March 31, 2000, the Company continued to use the net proceeds of the initial public offering for investments, which totaled $942.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        Number         Name
      ----------     ----------------------------------------------------------

         27.0 Financial Data Schedule (submitted only in electronic format)


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          H.T.E., INC.

Date:  May 12, 2000

                                          /s/ Joseph M. Loughry III
                                          -------------------------------------
                                              Joseph M. Loughry III
                                              Chief Executive Officer/President





                                          /s/ Susan D. Falotico
                                          -------------------------------------
                                              Susan D. Falotico
                                              Chief Financial Officer

                                 EXHIBIT INDEX


        Number         Name
      ----------     ----------------------------------------------------------

         27.0 Financial Data Schedule (submitted only in electronic format)