Form 10-Q
period 2000-06-30
HTE INC
filed 2000-08-14
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         ______________



                          Commission File No: 0-22657


                                  H.T.E., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                             59-2133858
-------------------------------                             -------------------
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

                              Yes  [X]    No  [ ]
                              --------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    OUTSTANDING AS OF AUGUST 4, 2000
          -----                    --------------------------------
      Common stock
Par value $.01 per share                      17,682,539

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000           1999
                                                                 --------       --------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                   $  4,961       $  6,901
     Trade accounts receivable, net                                27,223         33,407
     Note receivable, current portion                                 200             --
     Due from DSI                                                     205             --
     Deferred income taxes                                          5,834          5,614
     Other current assets                                           1,562          1,714
                                                                 --------       --------
         Total current assets                                      39,985         47,636
                                                                 --------       --------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net                     3,220          3,839
                                                                 --------       --------

OTHER ASSETS
     Computer software development costs, net                       5,559          5,653
     Other intangible assets                                          762          2,381
     Deferred income taxes                                          1,254          1,254
     Investment in subsidiary                                       2,750             --
     Note receivable, long-term                                     1,550             --
     Deposits                                                         251            246
                                                                 --------       --------
         Total other assets                                        12,126          9,534
                                                                 --------       --------
                                                                 $ 55,331       $ 61,009
                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $  8,341       $ 15,666
     Deferred revenue                                              24,700         25,562
     Note payable, current                                            625             --
                                                                 --------       --------
         Total current liabilities                                 33,666         41,228
                                                                 --------       --------

LONG-TERM LIABILITIES
     Note payable, long-term                                          625             --
     Other long-term liabilities                                      470            475
                                                                 --------       --------
         Total long-term liabilities                                1,095            475
                                                                 --------       --------

STOCKHOLDERS' EQUITY
     Common stock                                                     176            174
     Additional paid-in capital                                    31,395         30,890
     Gain on investment due to stock issuance by subsidiary         3,741             --
     Accumulated deficit                                          (14,729)       (11,722)
     Cumulative translation adjustment                                (13)           (36)
                                                                 --------       --------
         Total stockholders' equity                                20,570         19,306
                                                                 --------       --------
                                                                 $ 55,331       $ 61,009
                                                                 ========       ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ---------------------    ---------------------
                                                  2000         1999         2000         1999
                                                --------     --------     --------     --------

REVENUES
    Software licenses                           $  3,324     $  6,254     $  5,455     $ 14,823
    Professional services                          3,812        6,127        8,732       13,700
    Hardware                                       1,624        5,047        2,319        9,092
    Maintenance and other                          7,809        6,381       15,485       11,943
    Resource management                              416          402        1,086          835
                                                --------     --------     --------     --------
         Total revenues                           16,985       24,211       33,077       50,393
                                                --------     --------     --------     --------

EXPENSES

    Cost of software licenses                      1,246        1,703        2,561        3,551
    Cost of professional services                  3,082        4,083        6,774        8,371
    Cost of hardware                               1,444        4,160        2,103        7,436
    Cost of maintenance and other                  2,358        2,344        5,082        4,657
    Cost of resource management                      423          256          794          515
    Research and development                       3,357        4,772        7,703        9,098
    Sales and marketing                            3,404        5,256        7,144        9,908
    General and administrative                     3,662        4,290        7,130        8,272
    Employee termination and other costs          (2,234)          --       (1,131)       1,809
                                                --------     --------     --------     --------
         Total expenses                           16,742       26,864       38,160       53,617
                                                --------     --------     --------     --------

OPERATING INCOME (LOSS)                              243       (2,653)      (5,083)      (3,224)

INTEREST INCOME, net                                  90           34          153           79
                                                --------     --------     --------     --------

INCOME (LOSS) BEFORE PROVISION
    (BENEFIT) FOR INCOME TAXES
                                                     333       (2,619)      (4,930)      (3,145)

PROVISION (BENEFIT) FOR INCOME TAXES                 130       (1,021)      (1,923)      (1,227)
                                                --------     --------     --------     --------

NET INCOME (LOSS)                                    203       (1,598)      (3,007)      (1,918)

    Foreign currency translation adjustments          25            2           23            2
                                                --------     --------     --------     --------

COMPREHENSIVE INCOME (LOSS)                     $    228     $ (1,596)    $ (2,984)    $ (1,916)
                                                --------     --------     --------     --------

NET INCOME (LOSS) PER SHARE:

    BASIC                                       $   0.01     $  (0.09)    $  (0.17)    $  (0.11)
                                                ========     ========     ========     ========
    DILUTED                                     $   0.01     $  (0.09)    $  (0.17)    $  (0.11)
                                                ========     ========     ========     ========




The accompanying notes are an integral part of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ----------------------
                                                                              2000          1999
                                                                             -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(3,007)      $(1,918)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities--
    Depreciation and amortization                                              2,844         2,984
    Loss on disposal of computer equipment, furniture and fixtures                18            --
    Loss on write-off of other intangible assets                                 184            --
    Deferred income taxes                                                       (220)           --
    Compensation related to stock transactions                                    19            --
    Changes in operating assets and liabilities--
        Decrease (increase) in assets--
            Trade accounts receivable, net                                     6,161         1,292
            Income tax receivable                                                 --        (1,227)
            Other current assets                                                (348)          737
            Deposits                                                             (14)           14
            Due from DSI                                                         381            --
        Increase (decrease) in liabilities--
            Accounts payable and accrued liabilities                          (5,173)       (3,288)
            Deferred revenue                                                    (556)        1,173
            Other liabilities                                                     (5)           97
                                                                             -------       -------
                Net cash provided by (used in) operating activities              284          (136)
                                                                             -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (530)         (300)
    Computer software development costs                                       (1,314)       (1,967)
    Cash paid for acquisition                                                     --          (900)
    Spin-off of subsidiary                                                      (923)           --
                                                                             -------       -------
                Net cash used in investing activities                         (2,767)       (3,167)
                                                                             -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock                                   520           703
                                                                             -------       -------
                Net cash provided by financing activities                        520           703
                                                                             -------       -------

Effect of foreign currency exchange rate changes on cash
    and cash equivalents                                                          23             2
                                                                             -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,940)       (2,598)

CASH AND CASH EQUIVALENTS, beginning of period                                 6,901         7,553
                                                                             -------       -------

CASH AND CASH EQUIVALENTS, end of period                                     $ 4,961       $ 4,955
                                                                             =======       =======

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                   $    24       $     4
    Cash paid for income taxes                                                    56            23




The accompanying notes are an integral part of these consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and DemandStar.com, Inc. (DSI), a Florida corporation (collectively, the Company). Financial information for DSI is included in the Company's consolidated financial statements in this report through April 2000 since HTE's ownership in DSI was reduced to below twenty percent as of May 1, 2000.

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

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 2000 are included in the Company's consolidated financial statements in this report since the Company's ownership of DSI was reduced to below twenty percent as of May 1, 2000.

1.       LITIGATION

In June 2000, the Company entered into a settlement agreement with the City of Tacoma, Washington and the Company's insurance carriers, settling all claims and litigation proceedings arising from the binding arbitration award against the Company for $5,174 issued by the American Arbitration Association in January 2000. Under the terms of the settlement, the arbitration award was reduced to approximately $4,250. Of that amount, $1,500 will be paid by insurance proceeds. The Company agreed to pay the remaining $2,750 as follows:
(i) $1,500, which was paid in June 2000; and (ii) $625 due June 1, 2001 and
(iii) $625 due June 1, 2002. The last two payments are subject to a secured promissory note executed by the Company in favor of the City of Tacoma, Washington. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. The note is recorded as a note payable in the accompanying consolidated balance sheet as of June 30, 2000.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

2.       LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         ------------------      ------------------
                                                          2000        1999        2000        1999
                                                         ------      ------      ------      ------

Basic weighted-average shares outstanding                17,580      17,190      17,552      17,177
Common shares applicable to stock options
    using the treasury stock method                          --          --          --          --
                                                         ------      ------      ------      ------
Diluted weighted average shares outstanding              17,580      17,190      17,552      17,177
                                                         ======      ======      ======      ======



Options to purchase approximately 2.0 million shares were outstanding as of June 30, 2000, but were not included in the computation of diluted loss per share because they are antidilutive.

3.       BUSINESS COMBINATIONS

PURCHASES

In June 1999, the Company, through its wholly-owned subsidiary, HTE-IOD, Inc.
(IOD), purchased certain assets of Information on Demand, Inc. for $1,000 in cash. The assets purchased consisted of developed technology, which was recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, IOD also assumed various customer service liabilities. IOD's name was subsequently changed to DemandStar.com, Inc. (DSI). DSI completed a rights offering of its common stock as of May 1, 2000 and, as a result, the Company's ownership of DSI was reduced to below twenty percent. As additional consideration for the purchase of the assets of Information on Demand, Inc., DSI could pay up to an additional $2,000 for the assets if DSI meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets.

Revenues, net loss and loss per share presented for the three and six months ended June 30, 2000 and 1999, on a pro forma basis, as if the acquisition had occurred at the beginning of the applicable period, are as follows (unaudited):


                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                     ----------------------       -----------------------
                                       2000          1999           2000           1999
                                     --------      --------       --------       --------

Revenues                             $ 16,985      $ 24,289       $ 33,077       $ 50,542
Net income (loss)                         203        (1,614)        (3,007)        (1,970)
Basic income (loss) per share        $   0.01      $  (0.09)      $  (0.17)      $  (0.11)
Diluted income (loss) per share      $   0.01      $  (0.09)      $  (0.17)      $  (0.11)


                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

4.       NOTE RECEIVABLE

The Company entered into an unsecured loan agreement, which has a principal amount of $1,750 with DSI. The note provides for the principal balance to be repaid by DSI according to the following schedule:

         OCTOBER 31,                                      AMOUNT
         -----------                                      ------

            2000                                        $  200,000
            2001                                           250,000
            2002                                           350,000
            2003                                           450,000
            2004                                           500,000
                                                        ----------
                                                        $1,750,000
                                                        ==========

In addition, interest accrues at 8 percent per year on the outstanding balance. The due from DSI balance at June 30, 2000, represents amounts owed to HTE in excess of the loan agreement. This amount results from timing of payments and was repaid in full in July 2000.

5.       OPERATING SEGMENTS

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

6.       EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

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

During the three months ended June 30, 2000, the Company recorded a reversal of previously expensed one-time charges of $2,334 related primarily to the reduced Tacoma settlement.

As of June 30, 2000, employee termination benefits and other costs of $1,113 remain accrued in accounts payable and accrued liabilities.

7.       SUBSEQUENT EVENT

In July 2000, the Company entered into a loan commitment letter with Silicon Valley Bank for up to $5,000 based on the Company's accounts receivable balance (the Loan). The term of the Loan will be for one year from the date of the loan agreement and will bear interest at the bank's prime rate plus 2 percent. The Loan will be collateralized by the assets of the Company and will require the Company to maintain a financial covenant related to tangible net worth.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 2000 and June 30, 1999," "Comparison of Six Months Ended June 30, 2000 and June 30, 1999," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:


                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       ------------------     ----------------
                                                        2000        1999      2000       1999
                                                       ------      ------     -----      -----

REVENUES:

       Software licenses                                 19.6%      25.8%      16.5%      29.4%
       Professional services                             22.4       25.3       26.4       27.2
       Hardware                                           9.6       20.8        7.0       18.0
       Maintenance and other                             46.0       26.4       46.8       23.7
       Resource management                                2.4        1.7        3.3        1.7
                                                        -----      -----      -----      -----
          Total revenues                                100.0      100.0      100.0      100.0
                                                        -----      -----      -----      -----
OPERATING EXPENSES:
       Cost of software licenses                          7.3        7.0        7.7        7.0
       Cost of professional services                     18.1       16.9       20.5       16.6
       Cost of hardware                                   8.5       17.2        6.4       14.8
       Cost of maintenance and other                     13.9        9.7       15.4        9.2
       Cost of resource management                        2.5        1.1        2.4        1.0
       Research and development                          19.8       19.7       23.3       18.1
       Sales and marketing                               20.0       21.7       21.6       19.7
       General and administrative                        21.6       17.7       21.5       16.4
       Employee termination benefits and other costs    (13.2)        --       (3.4)       3.6
                                                        -----      -----      -----      -----
          Total operating expenses                       98.5      111.0      115.4      106.4
                                                        -----      -----      -----      -----
OPERATING LOSS                                            1.5      (11.0)     (15.4)      (6.4)
INTEREST INCOME, net                                      0.5        0.2        0.5        0.2
                                                        -----      -----      -----      -----
LOSS BEFORE BENEFIT FOR INCOME TAXES                      2.0      (10.8)     (14.9)      (6.2)
BENEFIT FOR INCOME TAXES                                  0.8       (4.2)      (5.8)      (2.4)
                                                        -----      -----      -----      -----
NET LOSS                                                  1.2%      (6.6)%     (9.1)%     (3.8)%
                                                        =====      =====      =====      =====


                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

Comparison of Three Months Ended June 30, 2000 and June 30, 1999 (Amounts in thousands)

Revenues

         The Company's total revenues decreased by 30% to $16,985 for the three months ended June 30, 2000, from $24,211 for the three months ended June 30, 1999.

         Software License Revenues. Revenues from software licenses decreased 47% to $3,324 for the three months ended June 30, 2000, compared to $6,254 for the three months ended June 30, 1999. As a percentage of total revenues, software license revenues decreased to 19.6% for the three months ended June 30, 2000, from 25.8% for the three months ended June 30, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

         Professional Services Revenues. Revenues from professional services decreased 38% to $3,812 for the three months ended June 30, 2000, from $6,127 for the three months ended June 30, 1999. As a percentage of total revenues, professional services revenues decreased to 22.4% for the three months ended June 30, 2000, from 25.3% for the three months ended June 30, 1999. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1998 and 1999 contracts.

         Hardware Revenues. Hardware revenues decreased 68% to $1,624 for the three months ended June 30, 2000, from $5,047 for the three months ended June 30, 1999. As a percentage of total revenues, hardware revenues decreased to 9.6% for the three months ended June 30, 2000, from 20.8% for the three months ended June 30, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 22% to $7,809 for the three months ended June 30, 2000, from $6,381 for the three months ended June 30, 1999. As a percentage of total revenues, maintenance and other revenues increased to 46.0% for the three months ended June 30, 2000, from 26.4% for the three months ended June 30, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, new software licenses booked in 1999, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

         Resource Management Revenues. Revenues from resource management increased 3% to $416 for the three months ended June 30, 2000, from $402 for the three months ended June 30, 1999. As a percentage of total revenues, resource management revenues increased to 2.4% for the three months ended June 30, 2000, from 1.7% for the three months ended June 30, 1999. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract, partially offset by the conversion of an outsourcing customer to an in-house customer.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 27% to $1,246 for the three months ended June 30, 2000, from $1,703 for the three months ended June 30, 1999. As a percentage of software license revenues, cost of software licenses increased to 37.5% for the three months ended June 30, 2000, from 27.2% for the three months ended June 30, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000


         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 25% to $3,082 for the three months ended June 30, 2000, from $4,083 for the three months ended June 30, 1999. As a percentage of professional services revenues, cost of professional services increased to 80.8% for the three months ended June 30, 2000, from 66.6% for the three months ended June 30, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 65% to $1,444 for the three months ended June 30, 2000, from $4,160 for the three months ended June 30, 1999. As a percentage of hardware revenues, cost of hardware increased to 88.9% for the three months ended June 30, 2000, from 82.4% for the three months ended June 30, 1999. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold and the lower margins associated with smaller contracts.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 1% to $2,358 for the three months ended June 30, 2000, from $2,344 for the three months ended June 30, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 30.2% for the three months ended June 30, 2000, from 36.7% for the three months ended June 30, 1999. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenues was primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 65% to $423 for the three months ended June 30, 2000, from $256 for the three months ended June 30, 1999. As a percentage of resource management revenues, cost of resource management increased to 101.7% for the three months ended June 30, 2000, from 63.7% for the three months ended June 30, 1999. The dollar increase was primarily related to costs associated with a new outsourcing contract, which began in July 1999, and additional services. The increase in the cost of resource management as a percentage of resource management revenues was primarily due to the conversion of an outsourcing customer to an in-house customer.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 30% to $3,357 for the three months ended June 30, 2000, from $4,772 for the three months ended June 30, 1999. As a percentage of total revenues, research and development remained relatively constant at 19.8% for the three months ended June 30, 2000, compared to 19.7% for the three months ended June 30, 1999. The dollar decrease was primarily due to a reduction in the number of contractors used in 2000, along with a reduction in workforce.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses decreased 35% to $3,404 for the three months ended June 30, 2000, from $5,256 for the three months ended June 30, 1999. As a percentage of total revenues, sales and marketing decreased to 20.0% for the three months ended June 30, 2000, from 21.7% for the three months ended June 30, 1999. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort. The Company's sales team has recently initiated programs to refocus attention on its existing base of 1,600 customers in selected traditionally higher opportunity geographical areas.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 15% to $3,662 for the three months ended June 30, 2000, from $4,290 for the three months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses increased to 21.6% for the three months ended June 30, 2000, from 17.7% for the three months ended June 30, 1999. The dollar decrease was primarily due to an effort by management to reduce and control expenses by improving efficiencies. The increase in general and administrative expenses as a percentage of total revenues was due to lower software license and hardware revenues.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(2,234), or (13.2)% of total revenues, for the three months ended June 30, 2000. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement. There were no comparable expenses for the three months ended June 30, 1999.

Comparison of Six Months Ended June 30, 2000 and June 30, 1999 (Amounts in thousands)

Revenues

         The Company's total revenues decreased by 34% to $33,077 for the six months ended June 30, 2000, from $50,393 for the six months ended June 30, 1999.

         Software License Revenues. Revenues from software licenses decreased 63% to $5,455 for the six months ended June 30, 2000, compared to $14,823 for the six months ended June 30, 1999. As a percentage of total revenues, software license revenues decreased to 16.5% for the six months ended June 30, 2000, from 29.4% for the six months ended June 30, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

         Professional Services Revenues. Revenues from professional services decreased 36% to $8,732 for the six months ended June 30, 2000, from $13,700 for the six months ended June 30, 1999. As a percentage of total revenues, professional services revenues decreased to 26.4% for the six months ended June 30, 2000, from 27.2% for the six months ended June 30, 1999. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1998 and 1999 contracts.

         Hardware Revenues. Hardware revenues decreased 74% to $2,319 for the six months ended June 30, 2000, from $9,092 for the six months ended June 30, 1999. As a percentage of total revenues, hardware revenues decreased to 7.0% for the six months ended June 30, 2000, from 18.0% for the six months ended June 30, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 30% to $15,485 for the six months ended June 30, 2000, from $11,943 for the six months ended June 30, 1999. As a percentage of total revenues, maintenance and other revenues increased to 46.8% for the six months ended June 30, 2000, from 23.7% for the six months ended June 30, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, new software licenses booked in 1999, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

         Resource Management Revenues. Revenues from resource management increased 30% to $1,086 for the six months ended June 30, 2000, from $835 for the six months ended June 30, 1999. As a percentage of total revenues, resource management revenues increased to 3.3% for the six months ended June 30, 2000, from 1.7% for the six months ended June 30, 1999. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract, partially offset by the conversion of an outsourcing customer to an in-house customer.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses decreased 28% to $2,561 for the six months ended June 30, 2000, from $3,551 for the six months ended June 30, 1999. As a percentage of software license revenues, cost of software licenses increased to 46.9% for the six months ended June 30, 2000, from 24.0% for the six months ended June 30, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

         Cost of Professional Services Revenues. Cost of professional services decreased 19% to $6,774 for the six months ended June 30, 2000, from $8,371 for the six months ended June 30, 1999. As a percentage of professional services revenues, cost of professional services increased to 77.6% for the six months ended June 30, 2000, from 61.1% for the six months ended June 30, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

         Cost of Hardware Revenues. Cost of hardware decreased 72% to $2,103 for the six months ended June 30, 2000, from $7,436 for the six months ended June 30, 1999. As a percentage of hardware revenues, cost of hardware increased to 90.7% for the six months ended June 30, 2000, from 81.8% for the six months ended June 30, 1999. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold and the lower margins associated with smaller contracts.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 9% to $5,082 for the six months ended June 30, 2000, from $4,657 for the six months ended June 30, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 32.8% for the six months ended June 30, 2000, from 39.0% for the six months ended June 30, 1999. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenues was primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 54% to $794 for the six months ended June 30, 2000, from $515 for the six months ended June 30, 1999. As a percentage of resource management revenues, cost of resource management increased to 73.1% for the six months ended June 30, 2000, from 61.7% for the six months ended June 30, 1999. The dollar increase was primarily related to costs associated with a new outsourcing contract, which began in July 1999 and additional services. The increase in the cost of resource management as a percentage of resource management revenues was primarily due to the conversion of an outsourcing customer to an in-house customer.

         Research and Development Expenses. Research and development expenses decreased 15% to $7,703 for the six months ended June 30, 2000, from $9,098 for the six months ended June 30, 1999. As a percentage of total revenues, research and development increased to 23.3% for the six months ended June 30, 2000, from 18.1% for the six months ended June 30, 1999. The dollar decrease was primarily due to a reduction in the number of contractors used in 2000, along with a reduction in workforce. The increase in research and development expenses as a percentage of total revenues was due to lower software license and hardware revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000


         Sales and Marketing Expenses. Sales and marketing expenses decreased 28% to $7,144 for the six months ended June 30, 2000, from $9,908 for the six months ended June 30, 1999. As a percentage of total revenues, sales and marketing increased to 21.6% for the six months ended June 30, 2000, from 19.7% for the six months ended June 30, 1999. The dollar decrease was primarily related to lower sales and a decrease in the resources required to support the sales effort. The Company's sales team has recently initiated programs to refocus attention on its existing base of 1,600 customers in selected traditionally higher opportunity states. The increase in sales and marketing expenses as a percentage of total revenues was due to lower software license and hardware revenues.

         General and Administrative Expenses. General and administrative expenses decreased 14% to $7,130 for the six months ended June 30, 2000, from $8,272 for the six months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses increased to 21.5% for the six months ended June 30, 2000, from 16.4% for the six months ended June 30, 1999. The dollar decrease was primarily due to an effort by management to reduce and control expenses by improving efficiencies. The increase in general and administrative expenses as a percentage of total revenues was due to lower software license and hardware revenues.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(1,131), or (3.4)% of total revenues, for the six months ended June 30, 2000. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices. During the six months ended June 30, 1999, the comparable costs were $1,809, or 3.6% of total revenues. These costs primarily include costs associated with severance packages and the termination of unnecessary lease obligations of the Company.

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

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $284 during the six months ended June 30, 2000, compared to net cash used of $136 in the comparable 1999 period. The increase in cash provided by operating activities is primarily due to the decrease in trade accounts receivable, partially offset by a decrease in deferred revenue and accounts payable and accrued liabilities.

         Cash used in investing activities (capital expenditures and software development investments) totaled $2,767 and $3,167 during the six months ended June 30, 2000 and 1999, respectively. During 2000 and 1999, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs, along with an acquisition in 1999 and spin-off of a subsidiary in 2000.

         Net cash provided by financing activities totaled $520 and $703 during the six months ended June 30, 2000 and 1999, respectively. The 2000 and 1999 periods reflect the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's employee incentive plan.

         Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings. In July 2000, the Company entered into a loan commitment letter with Silicon Valley Bank for up to $5,000 based on the Company's accounts receivable balance (the Loan). The term of the Loan will be for one year from the date of the loan agreement and will bear interest at the bank's prime rate plus 2 percent. The Loan will be collateralized by the assets of the Company and will require the Company to maintain a financial covenant related to tangible net worth. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The last acquisition the Company made was in June 1999 when the Company, through a subsidiary, purchased the assets of Information on Demand, Inc. for $1,000. The name of the subsidiary was changed to DemandStar.com, Inc., which was spun off by the Company as of May 1, 2000, resulting in a reduction of the Company's ownership of DemandStar.com, Inc. to below twenty percent.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of June 30, 2000 requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                         H.T.E., INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                          PART II - OTHER INFORMATION
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 1.  LEGAL PROCEEDINGS

In June 2000, the Company entered into a settlement agreement with the City of Tacoma, Washington and the Company's insurance carriers, settling all claims and litigation proceedings arising from the binding arbitration award against the Company for $5,174 issued by the American Arbitration Association in January 2000. Under the terms of the settlement, the arbitration award was reduced to approximately $4,250. Of that amount, $1,500 will be paid by insurance proceeds. The Company agreed to pay the remaining $2,750 as follows:
(i) $1,500, which was paid in June 2000; and (ii) $625 due June 1, 2001 and
(iii) $625 due June 1, 2002. The last two payments are subject to a secured promissory note executed by the Company in favor of the City of Tacoma, Washington. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) During the six months ended June 30, 2000, the Company continued to use the net proceeds of the initial public offering for investments, which totaled $1,844.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Number               Name
         ---------------     --------------------------------------------------

              10.1           Secured Promissory Note
              10.2           Pledge and Security Agreement
              27.0           Financial Data Schedule
                               (submitted only in electronic format)
   (b)   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       H.T.E., INC.

Date:  August 10, 2000

                                       /s/ Joseph M. Loughry III
                                       ----------------------------------------
                                           Joseph M. Loughry III
                                           Chief Executive Officer/President





                                       /s/ Susan D. Falotico
                                       ----------------------------------------
                                           Susan D. Falotico
                                           Chief Financial Officer

                                 EXHIBIT INDEX



         Number               Name
         ---------------     --------------------------------------------------

              10.1           Secured Promissory Note
              10.2           Pledge and Security Agreement
              27.0           Financial Data Schedule
                               (submitted only in electronic format)