Form 10-Q/A
period 2000-06-30
HTE INC
filed 2000-08-30
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



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

ITEM 5.  OTHER INFORMATION.

         The Company's 2000 Annual Meeting of Shareholders is scheduled for November 16, 2000. Proposals of shareholders intended to be presented at the 2000 Annual Meeting of Shareholders must be received by the Company no later than September 19, 2000 to be included in the Company's Proxy Statement and form of proxy related to that meeting. Shareholders who intend to present a proposal at the 2000 Annual Meeting of Shareholders without inclusion of such proposal in the Company's proxy materials are required to provide notice of such proposal to the Company no later than September 19, 2000. In submitting proposals, shareholders must comply with the rules and regulations promulgated by the SEC relating to shareholder proposals. Shareholder proposals should be addressed to L. A. Gornto, Jr., Executive Vice President, Secretary and General Counsel, H.T.E., Inc., 1000 Business Center Drive, Lake Mary, Florida 32746.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Number               Name
         ---------------     --------------------------------------------------

              10.1           Secured Promissory Note*
              10.2           Pledge and Security Agreement*
              27.0           Financial Data Schedule*
                               (submitted only in electronic format)

         * Filed previously with Form 10-Q for quarter ended June 30, 2000.

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

Date:  August 30, 2000

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