Form 10-Q
period 2000-09-30
HTE INC
filed 2000-11-14
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                       Yes    [X]         No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                              OUTSTANDING AS OF OCTOBER 31, 2000
                  -----                                              ----------------------------------
             Common stock
         Par value $.01 per share                                               17,460,539

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         H.T.E., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          2000                   1999
                                                                      ------------            -----------
ASSETS                                                                    (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                           $  6,672               $  6,901
    Trade accounts receivable, net                                        23,117                 33,407
    Due from DSI                                                               7                     --
    Deferred income taxes                                                  6,190                  5,614
    Other current assets                                                   1,530                  1,714
                                                                        --------               --------
       Total current assets                                               37,516                 47,636
                                                                        --------               --------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net                            3,277                  3,839
                                                                        --------               --------

OTHER ASSETS
    Computer software development costs, net                               5,633                  5,653
    Other intangible assets                                                  555                  2,381
    Deferred income taxes                                                  1,254                  1,254
    Investment in subsidiary                                               2,750                     --
    Note receivable, long-term                                             1,750                     --
    Deposits                                                                 247                    246
                                                                        --------               --------
       Total other assets                                                 12,189                  9,534
                                                                        --------               --------
                                                                        $ 52,982               $ 61,009
                                                                        ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                            $  6,739               $ 15,666
    Deferred revenue                                                      24,642                 25,562
    Note payable, current                                                    625                     --
                                                                        --------               --------
       Total current liabilities                                          32,006                 41,228
                                                                        --------               --------

LONG-TERM LIABILITIES
    Note payable, long-term                                                  625                     --
    Other long-term liabilities                                              459                    475
                                                                        --------               --------
       Total long-term liabilities                                         1,084                    475
                                                                        --------               --------

STOCKHOLDERS' EQUITY
    Common stock                                                             176                    174
    Additional paid-in capital                                            31,493                 30,890
    Gain on investment due to stock issuance by subsidiary                 3,741                     --
    Accumulated deficit                                                  (15,460)               (11,722)
    Cumulative translation adjustment                                        (58)                   (36)
                                                                        --------               --------
       Total stockholders' equity                                         19,892                 19,306
                                                                        --------               --------
                                                                        $ 52,982               $ 61,009
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

                         H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------         -------------------------
                                                          2000            1999             2000             1999
                                                       --------         --------         --------         --------

   REVENUES
       Software licenses                               $  2,665         $  5,811         $  8,120         $ 20,634
       Professional services                              3,372            6,471           12,104           20,171
       Hardware                                             482            3,608            2,801           12,700
       Maintenance and other                              8,102            6,742           23,587           18,685
       Resource management                                  438              717            1,524            1,552
                                                       --------         --------         --------         --------
           Total revenues                                15,059           23,349           48,136           73,742
                                                       --------         --------         --------         --------

   EXPENSES
       Cost of software licenses                          1,486            2,264            4,047            5,815
       Cost of professional services                      2,746            4,322            9,520           12,693
       Cost of hardware                                     397            3,230            2,500           10,666
       Cost of maintenance and other                      2,268            2,861            7,350            7,518
       Cost of resource management                          233              501            1,027            1,016
       Research and development                           3,044            4,586           10,747           13,684
       Sales and marketing                                2,631            5,028            9,775           14,936
       General and administrative                         3,252            5,992           10,382           14,264
       Employee termination and other costs                  --            3,625           (1,131)           5,434
                                                       --------         --------         --------         --------
           Total expenses                                16,057           32,409           54,217           86,026
                                                       --------         --------         --------         --------

   OPERATING LOSS                                          (998)          (9,060)          (6,081)         (12,284)

   INTEREST INCOME, net                                      85               47              238              126
                                                       --------         --------         --------         --------

   LOSS BEFORE BENEFIT FOR INCOME TAXES                    (913)          (9,013)          (5,843)         (12,158)

   BENEFIT FOR INCOME TAXES                                (356)          (3,515)          (2,279)          (4,742)
                                                       --------         --------         --------         --------

   NET LOSS                                                (557)          (5,498)          (3,564)          (7,416)

       Foreign currency translation adjustments             (45)               1              (22)               3
                                                       --------         --------         --------         --------

   COMPREHENSIVE LOSS                                  $   (602)        $ (5,497)        $ (3,586)        $ (7,413)
                                                       ========         ========         ========         ========

   NET LOSS PER SHARE:
       BASIC                                           $  (0.03)        $  (0.32)        $  (0.20)        $  (0.43)
                                                       ========         ========         ========         ========
       DILUTED                                         $  (0.03)        $  (0.32)        $  (0.20)        $  (0.43)
                                                       ========         ========         ========         ========


              The accompanying notes are an integral part of these
                           consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                    2000                1999
                                                                                  --------             -------

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                  $ (3,564)            $(7,416)
        Adjustments to reconcile net loss to net cash provided by
           operating activities--

        Depreciation and amortization                                                4,197               4,364
        Loss on disposal of computer equipment, furniture and fixtures                  18                  --
        Loss on write-off of computer software development costs                        --               1,139
        Loss on write-off of other intangible assets                                   184                  --
        Deferred income taxes                                                         (576)                 --
        Compensation related to stock transactions                                      19                  --
        Changes in operating assets and liabilities--
           Decrease (increase) in assets--
              Trade accounts receivable, net                                        10,267               6,315
              Income tax receivable                                                     --              (1,573)
              Other current assets                                                    (316)              1,280
              Deposits                                                                 (10)                 68
              Due from DSI                                                             579                  --
           Increase (decrease) in liabilities--
              Accounts payable and accrued liabilities                              (6,775)             (1,788)
              Deferred revenue                                                        (614)              1,993
              Other liabilities                                                        (16)                 94
                                                                                  --------             -------
                  Net cash provided by operating activities                          3,393               4,476
                                                                                  --------             -------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                          (938)               (641)
        Computer software development costs                                         (2,183)             (2,613)
        Cash paid for acquisition                                                       --                (900)
        Spin-off of subsidiary                                                        (923)                 --
                                                                                  --------             -------
                 Net cash used in investing activities                              (4,044)             (4,154)
                                                                                  --------             -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                     618               1,132
        Repurchase of common stock                                                    (174)                 --
                                                                                  --------             -------
                 Net cash provided by financing activities                             444               1,132
                                                                                  --------             -------

    Effect of foreign currency exchange rate changes on cash and cash
        equivalents                                                                    (22)                  3
                                                                                  --------             -------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (229)              1,457

    CASH AND CASH EQUIVALENTS, beginning of period                                   6,901               7,553
                                                                                  --------             -------

    CASH AND CASH EQUIVALENTS, end of period                                      $  6,672             $ 9,010
                                                                                  ========             =======

    SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
        Cash paid for interest                                                    $     25             $     5
        Cash paid for income taxes                                                      56                  --
        Cash received for income taxes                                                  --               3,169


              The accompanying notes are an integral part of these
                           consolidated statements.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and DemandStar.com, Inc. (DSI), a Florida corporation (collectively, the Company). Financial information for DSI is included in the Company's consolidated financial statements in this report through April 2000 since HTE's ownership in DSI was reduced to below 20 percent as of May 1, 2000.

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

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 2000 are included in the Company's consolidated financial statements in this report since the Company's ownership of DSI was reduced to below 20 percent as of May 1, 2000.

1.       LITIGATION

In June 2000, the Company entered into a settlement agreement with the City of Tacoma, Washington and the Company's insurance carriers, settling all claims and litigation proceedings arising from the binding arbitration award against the Company for $5,174 issued by the American Arbitration Association in January 2000. Under the terms of the settlement, the arbitration award was reduced to approximately $4,250. Of that amount, $1,500 will be paid by insurance proceeds. The Company agreed to pay the remaining $2,750 as follows:
(i) $1,500, which was paid in June 2000; and (ii) $625 due June 1, 2001 and
(iii) $625 due June 1, 2002. The last two payments are subject to a secured promissory note executed by the Company in favor of the City of Tacoma, Washington. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred Stock and 1,250,000 shares of DSI common stock held by the Company. The note is recorded as a note payable in the accompanying consolidated balance sheet as of September 30, 2000.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

2.       LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      ------------------
                                                        2000        1999        2000        1999
                                                       ------      ------      ------      ------
  Basic weighted-average shares outstanding            17,640      17,371      17,581      17,242
  Common shares applicable to stock options using
       the treasury stock method                           --          --          --          --
                                                       ------      ------      ------      ------
  Diluted weighted average shares outstanding          17,640      17,371      17,581      17,242
                                                       ======      ======      ======      ======

Options to purchase approximately 2.4 million shares were outstanding as of September 30, 2000, but were not included in the computation of diluted loss per share because they are antidilutive.

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

Revenues, net loss and loss per share presented for the three and nine months ended September 30, 2000 and 1999, on a pro forma basis, as if the acquisition had occurred at the beginning of the applicable period, are as follows (unaudited):


                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                       ------------------      ------------------
                                                        2000        1999        2000       1999
                                                       ------      ------      ------      ------

           Revenues                                    $15,059     $23,349     $48,136     $73,891
           Net income (loss)                              (557)     (5,498)     (3,564)     (7,468)
           Basic income (loss) per share                 (0.03)      (0.32)      (0.20)      (0.43)
           Diluted income (loss) per share               (0.03)      (0.32)      (0.20)      (0.43)

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

4.       NOTE RECEIVABLE

The Company entered into an unsecured loan agreement, which has a principal amount of $1,750 with DSI. The note provides for the principal balance to be repaid by DSI according to the following schedule, as amended by the Modification to Promissory Note Agreement (the Agreement) (see subsequent event footnote):


           OCTOBER 31,                                 AMOUNT
           -----------                                --------
           2001                                       $    450
           2002                                            350
           2003                                            450
           2004                                            500
                                                      --------
                                                      $  1,750

In addition, interest accrues at 8 percent per year on the outstanding balance. The due from DSI balance at September 30, 2000, represents amounts owed to HTE in excess of the loan agreement. This amount results from timing of payments and was repaid in full in November 2000.

5.       LINE OF CREDIT

In September 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 based on the Company's accounts receivable balance (the Loan). The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent. The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth.

6.       OPERATING SEGMENTS

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

7.       EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

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

As of September 30, 2000, employee termination benefits and other costs of $919 remain accrued in accounts payable and accrued liabilities.

                         H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

8.       SUBSEQUENT EVENT

In October 2000, the Company entered into an Agreement with DSI. The Agreement defers the payment of the principal payment and interest due on October 31, 2000, which is approximately $350 at October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DSI to repay the 10-31-00 Note Payment by issuing equity securities to HTE only if DSI issues a new equity security in a third party transaction in which equity capital in excess of $3,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increases the interest rate from 8 percent to 10 percent effective November 1, 2000, and requires DSI to pay HTE a one-time modification fee of $10 on or before January 15, 2001. Based on this modification, the current portion of the note receivable of $200 has been reclassed to long-term in the accompanying consolidated balance sheet.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30, 2000 and September 30, 1999," "Comparison of Nine Months Ended September 30, 2000 and September 30, 1999," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                             --------------------          --------------------
                                                             2000           1999           2000           1999
                                                             -----          -----          -----          -----
REVENUES:
      Software licenses                                       17.7%          24.9%          16.9%          28.0%
      Professional services                                   22.4           27.7           25.1           27.4
      Hardware                                                 3.2           15.4            5.8           17.2
      Maintenance and other                                   53.8           28.9           49.0           25.3
      Resource management                                      2.9            3.1            3.2            2.1
                                                             -----          -----          -----          -----
         Total revenues                                      100.0          100.0          100.0          100.0
                                                             -----          -----          -----          -----
OPERATING EXPENSES:
      Cost of software licenses                                9.9            9.7            8.4            7.9
      Cost of professional services                           18.2           18.5           19.8           17.2
      Cost of hardware                                         2.6           13.8            5.2           14.5
      Cost of maintenance and other                           15.1           12.3           15.3           10.2
      Cost of resource management                              1.5            2.2            2.1            1.4
      Research and development                                20.2           19.6           22.3           18.6
      Sales and marketing                                     17.5           21.5           20.3           20.2
      General and administrative                              21.6           25.7           21.6           19.3
      Employee termination benefits and other costs            0.0           15.5           (2.4)           7.4
                                                             -----          -----          -----          -----
         Total operating expenses                            106.6          138.8          112.6          116.7
                                                             -----          -----          -----          -----
OPERATING LOSS                                                (6.6)         (38.8)         (12.6)         (16.7)
INTEREST INCOME, net                                           0.5            0.2            0.5            0.2
                                                             -----          -----          -----          -----
LOSS BEFORE BENEFIT FOR INCOME TAXES                          (6.1)         (38.6)         (12.1)         (16.5)
BENEFIT FOR INCOME TAXES                                      (2.4)         (15.1)          (4.7)          (6.4)
                                                             -----          -----          -----          -----
NET LOSS                                                      (3.7)%        (23.5)%         (7.4)%        (10.1)%
                                                             =====          =====          =====          =====

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

Comparison of Three Months Ended September 30, 2000 and September 30, 1999 (Amounts in thousands)

         Revenues

         The Company's total revenues decreased by 36% to $15,059 for the three months ended September 30, 2000, from $23,349 for the three months ended September 30, 1999.

         Software License Revenues. Revenues from software licenses decreased 54% to $2,665 for the three months ended September 30, 2000, compared to $5,811 for the three months ended September 30, 1999. As a percentage of total revenues, software license revenues decreased to 17.7% for the three months ended September 30, 2000, from 24.9% for the three months ended September 30, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

         Professional Services Revenues. Revenues from professional services decreased 48% to $3,372 for the three months ended September 30, 2000, from $6,471 for the three months ended September 30, 1999. As a percentage of total revenues, professional services revenues decreased to 22.4% for the three months ended September 30, 2000, from 27.7% for the three months ended September 30, 1999. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1999 and 2000 contracts.

         Hardware Revenues. Hardware revenues decreased 87% to $482 for the three months ended September 30, 2000, from $3,608 for the three months ended September 30, 1999. As a percentage of total revenues, hardware revenues decreased to 3.2% for the three months ended September 30, 2000, from 15.5% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases. The Company is also transitioning out of the hardware business and has entered into an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 20% to $8,102 for the three months ended September 30, 2000, from $6,742 for the three months ended September 30, 1999. As a percentage of total revenues, maintenance and other revenues increased to 53.8% for the three months ended September 30, 2000, from 28.9% for the three months ended September 30, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, 1999 and 2000, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

         Resource Management Revenues. Revenues from resource management decreased 39% to $438 for the three months ended September 30, 2000, from $717 for the three months ended September 30, 1999. As a percentage of total revenues, resource management revenues decreased to 2.9% for the three months ended September 30, 2000, from 3.1% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 34% to $1,486 for the three months ended September 30, 2000, from $2,264 for the three months ended September 30, 1999. As a percentage of software license revenues, cost of software licenses increased to 55.8% for the three months ended September 30, 2000, from 39.0% for the three months ended September 30, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 36% to $2,746 for the three months ended September 30, 2000, from $4,322 for the three months ended September 30, 1999. As a percentage of professional services revenues, cost of professional services increased to 81.4% for the three months ended September 30, 2000, from 66.8% for the three months ended September 30, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 88% to $397 for the three months ended September 30, 2000, from $3,230 for the three months ended September 30, 1999. As a percentage of hardware revenues, cost of hardware decreased to 82.4% for the three months ended September 30, 2000, from 89.5% for the three months ended September 30, 1999. The dollar decrease was directly related to decreased hardware revenues. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other decreased 21% to $2,268 for the three months ended September 30, 2000, from $2,861 for the three months ended September 30, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 28.0% for the three months ended September 30, 2000, from 42.4% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management decreased 53% to $233 for the three months ended September 30, 2000, from $501 for the three months ended September 30, 1999. As a percentage of resource management revenues, cost of resource management decreased to 53.2% for the three months ended September 30, 2000, from 69.9% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily due to the conversion of an outsourcing customer to an in-house customer.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 34% to $3,044 for the three months ended September 30, 2000, from $4,586 for the three months ended September 30, 1999. As a percentage of total revenues, research and development increased to 20.2% for the three months ended September 30, 2000, from 19.6% for the three months ended September 30, 1999. The dollar decrease was primarily due to a reduction in the number of contractors used in 2000, along with a reduction in workforce. The increase in the research and development expenses as a percentage of total revenues was primarily due to lower total revenues with a limited decrease in employee related costs.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses decreased 48% to $2,631 for the three months ended September 30, 2000, from $5,028 for the three months ended September 30, 1999. As a percentage of total revenues, sales and marketing decreased to 17.5% for the three months ended September 30, 2000, from 21.5% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort. The Company's sales team has recently initiated programs to refocus attention on its existing base of 1,600 customers in selected traditionally higher opportunity geographical areas.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 46% to $3,252 for the three months ended September 30, 2000, from $5,992 for the three months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses decreased to 21.6% for the three months ended September 30, 2000, from 25.7% for the three months ended September 30, 1999. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies. In addition, the Company recorded expenses related to changes in management and the Company's strategy during the three months ended September 30, 1999.

         Employee Termination Benefits and Other Costs. There were no employee termination benefits and other costs during the three months ended September 30, 2000. The expenses recorded during the three months ended September 30, 1999 were $3,625, or 15.5% of total revenues. This amount consists primarily of costs related to employee severance packages, the discontinuance of various product lines and termination of an unnecessary lease obligation of the Company.

Comparison of Nine Months Ended September 30, 2000 and September 30, 1999 (Amounts in thousands)

         Revenues

         The Company's total revenues decreased by 35% to $48,136 for the nine months ended September 30, 2000, from $73,742 for the nine months ended September 30, 1999.

         Software License Revenues. Revenues from software licenses decreased 61% to $8,120 for the nine months ended September 30, 2000, compared to $20,634 for the nine months ended September 30, 1999. As a percentage of total revenues, software license revenues decreased to 16.9% for the nine months ended September 30, 2000, from 28.0% for the nine months ended September 30, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

         Professional Services Revenues. Revenues from professional services decreased 40% to $12,104 for the nine months ended September 30, 2000, from $20,171 for the nine months ended September 30, 1999. As a percentage of total revenues, professional services revenues decreased to 25.1% for the nine months ended September 30, 2000, from 27.4% for the nine months ended September 30, 1999. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1999 and 2000 contracts.

         Hardware Revenues. Hardware revenues decreased 78% to $2,801 for the nine months ended September 30, 2000, from $12,700 for the nine months ended September 30, 1999. As a percentage of total revenues, hardware revenues decreased to 5.8% for the nine months ended September 30, 2000, from 17.2% for the nine months ended September 30, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases. The Company is also transitioning out of the hardware business and has entered into an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 26% to $23,587 for the nine months ended September 30, 2000, from $18,685 for the nine months ended September 30, 1999. As a percentage of total revenues, maintenance and other revenues increased to 49.0% for the nine months ended September 30, 2000, from 25.3% for the nine months ended September 30, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, 1999 and 2000, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

         Resource Management Revenues. Revenues from resource management decreased 2% to $1,524 for the nine months ended September 30, 2000, from $1,552 for the nine months ended September 30, 1999. As a percentage of total revenues, resource management revenues increased to 3.2% for the nine months ended September 30, 2000, from 2.1% for the nine months ended September 30, 1999. The dollar decrease was primarily related to the conversion of an outsourcing customer to an in-house customer. The increase in resource management revenues as a percentage of total revenues was primarily related to lower software license and hardware revenues.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses decreased 30% to $4,047 for the nine months ended September 30, 2000, from $5,815 for the nine months ended September 30, 1999. As a percentage of software license revenues, cost of software licenses increased to 49.8% for the nine months ended September 30, 2000, from 28.2% for the nine months ended September 30, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

         Cost of Professional Services Revenues. Cost of professional services decreased 25% to $9,520 for the nine months ended September 30, 2000, from $12,693 for the nine months ended September 30, 1999. As a percentage of professional services revenues, cost of professional services increased to 78.7% for the nine months ended September 30, 2000, from 62.9% for the nine months ended September 30, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

         Cost of Hardware Revenues. Cost of hardware decreased 77% to $2,500 for the nine months ended September 30, 2000, from $10,666 for the nine months ended September 30, 1999. As a percentage of hardware revenues, cost of hardware increased to 89.3% for the nine months ended September 30, 2000, from 84.0% for the nine months ended September 30, 1999. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold and the lower margins associated with smaller contracts.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other decreased 2% to $7,350 for the nine months ended September 30, 2000, from $7,518 for the nine months ended September 30, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 31.2% for the nine months ended September 30, 2000, from 40.2% for the nine months ended September 30, 1999. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management increased 1% to $1,027 for the nine months ended September 30, 2000, from $1,016 for the nine months ended September 30, 1999. As a percentage of resource management revenues, cost of resource management increased to 67.4% for the nine months ended September 30, 2000, from 65.5% for the nine months ended September 30, 1999. The slight dollar and percentage increases were primarily related to costs associated with a new outsourcing contract, which began in July 1999, partially offset by the conversion of an outsourcing customer to an in-house customer.

         Research and Development Expenses. Research and development expenses decreased 21% to $10,747 for the nine months ended September 30, 2000, from $13,684 for the nine months ended September 30, 1999. As a percentage of total revenues, research and development increased to 22.3% for the nine months ended September 30, 2000, from 18.6% for the nine months ended September 30, 1999. The dollar decrease was primarily due to a reduction in the number of contractors used in 2000, along with a reduction in workforce. The increase in research and development expenses as a percentage of total revenues was due to lower software license and hardware revenues.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

         Sales and Marketing Expenses. Sales and marketing expenses decreased 35% to $9,775 for the nine months ended September 30, 2000, from $14,936 for the nine months ended September 30, 1999. As a percentage of total revenues, sales and marketing remained constant at 20.3% for the nine months ended September 30, 2000 and 1999. The dollar decrease was primarily related to lower sales and a decrease in the resources required to support the sales effort. The Company's sales team has recently initiated programs to refocus attention on its existing base of 1,600 customers in selected traditionally higher opportunity states.

         General and Administrative Expenses. General and administrative expenses decreased 27% to $10,382 for the nine months ended September 30, 2000, from $14,264 for the nine months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses increased to 21.6% for the nine months ended September 30, 2000, from 19.3% for the nine months ended September 30, 1999. The dollar decrease was primarily due to an effort by management to reduce and control expenses by improving efficiencies. The increase in general and administrative expenses as a percentage of total revenues was due to lower software license and hardware revenues.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(1,131), or (2.4)% of total revenues, for the nine months ended September 30, 2000. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices. During the nine months ended September 30, 1999, the comparable costs were $5,434, or 7.4% of total revenues. These costs primarily include costs associated with severance packages, the termination of various product lines and the termination of unnecessary lease obligations of the Company.

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

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $3,393 and $4,476 during the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a the decrease in trade accounts receivable.

         Cash used in investing activities (capital expenditures and software development investments) totaled $4,044 and $4,154 during the nine months ended September 30, 2000 and 1999, respectively. During 2000 and 1999, capital expenditures were primarily comprised of the Company's investments in equipment and related software development costs, along with an acquisition in 1999 and spin-off of a subsidiary in 2000.

         Net cash provided by financing activities totaled $444 and $1,132 during the nine months ended September 30, 2000 and 1999, respectively. The 2000 and 1999 periods reflect the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's employee incentive plan, partially offset in 2000 by the repurchase of common stock.

         Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In September 2000, the Company signed a Loan and Security Agreement with Silicon Valley Bank (the Loan) for a line of credit of up to a $5,000 based on the Company's accounts receivable balance. The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent. The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. In the longer term or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The last acquisition the Company made was in June 1999 when the Company, through a subsidiary, purchased the assets of Information on Demand, Inc. for $1,000. The name of the subsidiary was changed to DemandStar.com, Inc., which was spun off by the Company as of May 1, 2000, resulting in a reduction of the Company's ownership of DemandStar.com, Inc. to below 20 percent.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of September 30, 2000 requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                         H.T.E., INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.
(b)      Not applicable.
(c)      Not applicable.
(d) During the nine months ended September 30, 2000, the Company continued to use the net proceeds of the initial public offering for investments, which totaled $3,121.

ITEM 5.  OTHER INFORMATION.

The Company's 2000 Annual Meeting of Shareholders is scheduled for November 16, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


       Number            Name
       ------        -------------------------------------------------------------
        10.1         Modification to Promissory Note Agreement
        27.0         Financial Data Schedule (submitted only in electronic format)

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                         H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             H.T.E., INC.

Date:  November 13, 2000

                                             /s/ Joseph M. Loughry III
                                             ----------------------------------
                                             Joseph M. Loughry III
                                             Chief Executive Officer/President



                                             /s/ Susan D. Falotico
                                             ----------------------------------
                                             Susan D. Falotico
                                             Chief Financial Officer