Form 10-K405
period 2000-12-31
HTE INC
filed 2001-03-29
CIK 1010655

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER: 0-22657


                                  H.T.E., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              FLORIDA                                            59-2133858
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


       1000 BUSINESS CENTER DRIVE
           LAKE MARY, FLORIDA                                       32746
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (407) 304-3235
                                                           --------------


          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 8, 2001, was $24,729,893. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 8, 2001, was 17,395,425.

================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                           PART I
Item 1. Business............................................    1
Item 2. Properties..........................................    9
Item 3. Legal Proceedings...................................   10
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   11

                          PART II
Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   12
Item 6. Selected Financial Data.............................   13
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   15
Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   30
Item 8. Financial Statements and Supplementary Data.........   30
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................   30

                          PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................   31
Item 11. Executive Compensation.............................   34
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   42
Item 13. Certain Relationships and Related Transactions.....   43

                          PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   44

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this Report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "estimate," "predict," forecast," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     H.T.E., Inc. ("HTE" or the "Company") develops, markets, implements and supports fully-integrated enterprise-wide application software, Internet, and wireless solutions designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. The Company also develops custom solutions for use by Federal agencies including FEMA, the IRS, and the Census Bureau. For over 19 years, the Company has focused its applications, business and marketing exclusively on the public sector and utilities and has established itself as a market leader. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution(R) currently includes more than 50 applications addressing six functional areas: financial management, community services, public safety, justice, utility management and K-12 school administration. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides related services, including consulting, implementation, education and training, and the provision and configuration of hardware systems. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

     As of December 31, 2000, the Company's customers consisted of more than 2,100 offices, agencies, and utility companies in the U.S., Caribbean and Canada, including installations in all 50 U.S. states. The Company markets and sells its products primarily through a direct sales force. The Company's focus on the public sector and utilities industries has allowed it to develop significant domain expertise in these industries and to design feature-rich solutions that address the specific needs of these organizations.

INDUSTRY BACKGROUND

     The public sector marketplace is composed of federal, state, county and city governments, other municipal agencies, and publicly owned utilities. The local government market comprises over 3,000 counties and over 19,000 municipalities in the U.S., not including school districts, townships and special governmental districts. The utility market includes approximately 1,800 water, gas and electric utilities, each serving between 25,000 and 500,000 consumers. With respect to public safety agencies, there are approximately 50,000 police, fire and emergency service agencies in the U.S.

     The public sector marketplace is currently undergoing significant organizational and business changes. In recent years, the federal government gave additional program and funding responsibilities to state and local governments, resulting in a growing requirement at the local level to fill the gap between increasing constituent demands and limited resources. Like many private sector businesses, public sector organizations are facing increasing pressure to improve delivery of goods and services while striving to reduce costs and generate additional revenue. In response, public sector organizations are employing information technology ("IT") solutions in an effort to streamline and automate administrative intensive processes, improve timeliness and quality of services, and generally enhance operating efficiencies. They are also coming under pressures to provide services to citizens via the Internet and to improve operations with wireless capabilities. In addition, public organizations are seeking to use information technology to create new sources of revenue and enhance existing revenue collection.

     Certain information technology issues facing state and local governments also impact public utilities, many of which are owned by municipalities. In addition, deregulation in the utility market has resulted in greater competition between public and private utilities. Consequently, public utilities are under pressure to retain their customer bases and focus their efforts on enhancing the level of service, improving operating practices and reducing costs. Specifically, utilities seek to ensure timely and effective utilization of inventory, equipment and human resources, along with improved customer service levels. Utilities must also comply with government regulations covering environmental, worker health and safety, and other matters.

     In the 1970's and 1980's, local governments and utility companies began to use computerized operations management systems principally based on mainframe computers and later based on minicomputers. These legacy systems typically use proprietary operating systems and database software and are frequently developed on a custom basis to meet the specific needs of a customer. The proprietary and custom nature of legacy systems often limits their accessibility and interoperability with other software applications, systems and resources. Further, these systems often do not address current needs and are becoming increasingly difficult and expensive to maintain, update and change. Currently, many public sector organizations are faced with a pressing need to integrate mission-critical functions and databases by replacing stand-alone applications and customized software with cost-effective enterprise-wide solutions that improve overall operational efficiencies and manage the flow of information between departments.

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

     A number of software vendors now offer generalized client/server products to the public sector market, though these are frequently private sector providers with little public sector industry expertise. Additionally, their solutions typically are not enterprise-wide and as a result do not enable multiple departments, such as police and court records departments, to share information. These solutions often do not fulfill the specific functional requirements of the public sector marketplace such as complying with government fund accounting standards, procurement processes, and regulated budgeting processes. Consequently, public sector organizations frequently experience lengthy and expensive customization and implementation cycles. Moreover, these solutions may not be sufficiently flexible to cost-effectively accommodate the ongoing needs of public sector organizations as they modify and improve their operations.

     The deficiencies of these currently available solutions have become increasingly apparent as organizations have attempted to reengineer their operations management practices. Organizations are now attempting to identify and implement preferred approaches within their specific organizations to manage and control a broad range of operations and information. To implement this re-engineering, public sector organizations are seeking software solutions that allow them to manage enterprise-wide information and to distribute that information to employees and the public. As a result of the increased complexity and sophistication required to meet new computing challenges, public sector organizations are demanding robust solutions to their information processing needs that are based on proven technologies and incorporate the application knowledge specific to the public sector market.

HTE'S TOTAL ENTERPRISE SOLUTION(R)

     The Company's integrated, enterprise-wide software solution enables public sector and utility organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. HTE's Total Enterprise Solution is based on over 19 years of public sector and utility expertise and consists of a full suite of software applications, as well as a complete range of customer services, support and training. The Company's Total Enterprise Solution provides the following:

          Integrated Enterprise-Wide Solutions and Depth of Functionality. HTE offers a Total Enterprise Solution, consisting of more than 50 applications, which provides feature-rich systems for financial management, community services, public safety, justice, utility management and K-12 school administration. HTE's products operate as stand-alone applications or as integrated suites, which provide users with a consistent graphical user interface and the ability to easily access data and share information between multiple departments and agencies. The Company's applications are based upon proven technologies and are designed to function in mission-critical environments.

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

          N-tiered Software Architecture. The Company's layered software architecture isolates the application logic from the graphical user interface and database. This feature enables the Company to utilize multiple platforms and effectively integrate new technologies with existing software. N-tiered architecture allows customers to protect their investments in information systems while positioning them to adopt new object-based solutions, high performance servers and database management systems with no loss of functionality.

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

          Cost-Effective Implementation Methodology. The Company utilizes a highly responsive implementation planning process and focused consulting and training services specifically designed to satisfy the functionality and deployment needs of public sector and utilities customers. By offering rapid product deployment and easy migration among its product lines, the Company seeks to minimize the productivity interruption to organizations that typically results from the introduction of new technology, thereby enabling organizations to realize more quickly the associated benefits.

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

          Enable Citizen and Business Access via the Internet. The Company estimates that millions of U.S. households and businesses are served by communities and organizations that use HTE software to manage their information systems. These citizens increasingly are looking to their counties/communities to improve electronic services access for the payment of utility bills, tax bills, and parking tickets and for additional e-government capabilities for such activities as scheduling building inspections, filing court cases, reserving park facilities, and filing general citizen complaints or incident reports. As these business and citizen to government services become more Internet enabled, HTE is being asked by its customers to take a leading role in helping them migrate to this newer technology.

          Move "down-market" with application hosting. HTE has developed a capability to use its CitySoft online product line as an entry vehicle to provide application hosting to smaller communities that lack sufficient size to justify their own hardware, software and internal information systems staff, which historically has been necessary to install and operate HTE's integrated solutions. As an application services provider, the Company anticipates that it will be able to offer remote information processing to these smaller communities with a shared processor configuration for a monthly processing fee. The Company expects that the primary market for this service will be communities with populations under 5,000.

          Capitalize on Public Sector Expertise. The Company intends to capitalize on its public sector knowledge and experience to enhance sales in existing markets, such as the utilities market, and expand into new market segments, such as foreign governments and educational institutions. For over 19 years, the Company has focused exclusively on the public sector and utilities marketplace. The Company believes this focus has resulted in the development of a core expertise and background in areas such as government fund accounting, as well as the "front-office" and "back-office" mission-critical activities of police, fire and other emergency personnel. In addition, HTE believes its public sector focus has allowed the Company to develop a large customer base, consisting of more than 2,100 offices, agencies, and utility companies across North America. The Company believes the size and geographic breadth of its customer base offers significant leverage with regard to new business, since references from existing customers often result in future sales opportunities.

          Deliver New Applications and Technology. The Company intends to continue to serve its customers' needs by maintaining its reputation for proven and effective use of recent advances in technology as they emerge and gain acceptance by these markets. The Company seeks to develop new applications and incorporate new product functionality, such as Internet integration, object technology, decision support, mobile computing, and wireless communications.

          Expand Sales Force and Marketing Initiatives. The Company intends to increase its penetration of the public sector and utilities market by expanding the distribution of its products into new and existing geographic markets. In addition, the Company intends to continue to build collaborative relationships with customers in order to develop new applications and assist customers in keeping pace with technology and in maintaining compliance with government regulations. The Company has recently begun a program to work through various state municipal leagues of cities to reach an expanded market base.

          Supplement Internal Growth Through Strategic Acquisitions. The Company views acquisitions as a means of acquiring technology and application expertise, broadening its customer base, and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. In the longer term, the Company intends to pursue acquisition opportunities that accomplish its objective of becoming the leading provider of enterprise-wide information solutions to the public sector. Over the past six years, the Company has supplemented its internal growth with nine strategic acquisitions.

HTE'S INTEGRATED SOFTWARE PRODUCTS

     HTE offers integrated enterprise-wide software solutions designed to automate and integrate the operations of public sector and utility organizations. The Company has designed its products based on the philosophy that complete application integration is essential for the effective sharing of information across an organization. Offering enterprise-wide integration, the Company's applications provide more than simple integration; they work together seamlessly, sharing functions and eliminating redundant data and repetitive tasks. Transactions are processed by a single application, and the information is immediately ready for use by other interfaced applications. The license fee for a typical sale ranges from approximately $80,000 to $500,000, depending on hardware configurations, number of users and applications licensed.

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

                           COMMUNITY SERVICES SYSTEMS

     The Company's systems provide a centralized land and location database solution that expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, appraisal and assessment, and tax billing and collections. The system also manages community parks and recreational facilities. The principal benefits of the systems are as follows:

     - A centralized information system that expedites access to property data, building licenses and permits, code enforcement proceedings, planning and zoning processes, appraisals and assessments, and tax billing and collections.

     - Generates all documentation and improves revenue tracking, processing and payment collection.

     - Routes projects to various agencies and promotes communication between agencies.

     - Manages community parks and recreational facilities.

                             PUBLIC SAFETY SYSTEMS

     The public safety applications provide police, fire and emergency rescue entities with a complete public safety solution through an integrated suite of applications, which provide immediate in-the-field access to vital information. Such dispatch information includes locations, equipment and personnel response recommendations and current status of events or incidents. Applications allow for mobile collection of incident data mandated by state and federal regulatory agencies and promote greater safety of public service personnel through wireless communication. Critical communication links for rapid information dissemination in emergency situations are facilitated by the integration of mobile data computers, Emergency-911 operations, state and federal computers, and alarm panels. The principal benefits of the public safety applications are as follows:

     - A complete suite of applications that provides critical information to users in emergency situations through mobile computing technologies.

     - Reduces or eliminates "voice traffic" that can jeopardize officer safety.

     - Integrates police, fire and emergency medical service reporting and communications with state and federal information systems and facilitates sharing of vital information.

     - Increases personnel safety and provides for better public service by allowing police and emergency personnel to remain in the field.

                                JUSTICE SYSTEMS

     The integrated justice suite provides a complete centralized system for managing information and activities associated with jails, court cases, juries, probation, prosecution, public defense and return of service. The principal benefits of the justice applications are as follows:

     - An integrated suite of applications that ensures a smooth, efficient flow of information through all phases of the justice process.

     - Promotes effective management of time, staff and facilities involved in the administration of justice.

                                UTILITY SYSTEMS

     The Company offers a suite of integrated products designed to handle a full range of utility services including electric, water, gas and others. The flexibility of these programs lets customers tailor applications to meet specific business needs. HTE's Customer Information System ("CIS") is capable of interfacing with other software systems and with various databases, for engineering purposes such as plant maintenance. Some of the principal benefits of these products are as follows:

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

HTE'S LAYERED SOFTWARE ARCHITECTURE

     The Company's software architecture is based on a layered software model. Under this model, Microsoft Windows 95, Windows 98 and Windows NT/2000 may host the client. The n-tier architecture, which isolates the application logic and database access from the presentation layer. A Java-based server running on either Windows NT/2000 or the IBM eServer iSeries will host the presentation layer. The presentation layer supports Java-capable browsers such as Microsoft's Internet Explorer and Netscape's Navigator.

CUSTOMER SERVICE

     HTE offers a range of services, including implementation support, customer support, education and training and professional consulting services. The Company continues to devote substantial resources toward improvements in customer service and has recently expanded its support system with Internet support capabilities.

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

     Customer Support Program. For ongoing support, HTE offers its customers a Comprehensive Support Program. The Company provides product enhancements and updates that maintain a customer's software and documentation. The Comprehensive Support Program also includes hotline telephone support, which is available 24 hours per day, seven days per week, and unlimited access to a support web site. As a separately priced option, customers can extend this support to personal computers, networks and hardware systems. The Company expanded this service to include a Customer Care Program whereby customers are called at predetermined time schedules to identify needs for service, support or new product offerings.

     Through its HTE User Group ("HUG"), the Company involves its customers and end-users to help identify new functions and product features that offer the greatest benefit. The Company believes that HUG assists the Company in the development and support of products.

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

SALES AND MARKETING

     The Company sells its products in North America through a direct sales force. As of December 31, 2000, the Company had 59 employees in its sales and marketing organization, including sales representatives, pre-sale consultants, sales and marketing management, proposal specialists, and product demonstrators. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers. These techniques include exhibiting at trade shows; conducting seminars for clients and prospective clients on technology and industry issues; and marketing through targeted mail campaigns, telemarketing and the corporate web site.

     HTE uses a combination of electronic prospective client databases, telemarketing, and field sales methodologies to identify potential candidates for its Total Enterprise Solution systems. Prospective HTE customers are monitored through a prospect management system that segments the sales cycle into several phases, each with multiple measurement points, to assess properly the prospective client base.

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong relationships with businesses that the Company believes play a role in the successful marketing of its software products. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage information systems. These providers include software and hardware vendors and technology consulting firms, some of which are active in the selection and implementation of information systems for organizations that comprise the Company's principal customer base. HTE maintains relationships with companies such as Microsoft, IBM, Cognos, Jacada, and ESRI. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of many of these companies. HTE has conducted several joint marketing and sales programs with these vendors, including seminars, direct mail campaigns and trade show appearances. Additionally, the Company plans to drive new growth through Internet citizen access and an ASP (application service provider) model. The Company's large existing customer base of over 2,100 government offices, agencies, and utility companies creates a ready market to millions of household citizens and utility customers served by the Company's application suite. The Company believes that a significant untapped business opportunity exists in providing these household citizens and utility customers online transaction-oriented services, 24 hours a day and seven days a week, from the comfort of their homes.

CUSTOMERS

     The Company provides fully-integrated, enterprise-wide software solutions to federal, state, city and county governments, utilities, transportation authorities, parks and recreation departments and police, fire and emergency personnel. As of December 31, 2000, the Company had a customer base of over 2,100 offices, agencies and utility companies, including installations in all 50 U.S. states. No customer accounted for more than 10% of total revenues for the years ended December 31, 1998, 1999 or 2000.

PRODUCT DEVELOPMENT

     HTE's product development efforts are focused on enhancement of its existing product line and its enterprise system in the areas of Internet enablement and end-user ergonomics. Key product functionality enhancements will also be addressed as identified by our user group through the Enhancement Request System (ERS) and by our marketing research. In addition, HTE will continue to evolve its enterprise wide solution by continuing to enhance and streamline application interfaces toward increased performance and reliability. At December 31, 2000, HTE had 203 full-time employees in product development.

     HTE plans to continue to add new products and services, both through internal development and potential acquisitions, to leverage the Company's core technologies and expertise. In the development of new applications, the Company intends to strive to allow customers to utilize existing systems while at the same time providing customers the advantage of advances in network systems, platforms, database and other relevant technologies. The Company's gross development expenditures were $19.1 million, $23.1 million and $17.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

COMPETITION

     The Company faces competition from a variety of software vendors that offer products and services similar to those offered by the Company and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources than the Company. The Company also competes with in-house management information services staff. The Company believes competitive differentiators are functionality, product flexibility, ease of implementation in adapting products to individual customers' needs without custom programming, enterprise product breadth and integration, individual product features, service reputation and price.

     The Company believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its markets, the Company competes from time to time with (i) the consulting divisions of national and regional accounting firms, (ii) publicly held companies which focus on selected segments of the public sector and utilities markets including PeopleSoft, Inc., Systems Computer & Technology, Inc., J.D. Edwards & Company, Inc., SunGard Data Systems, Inc., Tyler Technologies, Inc., and E-gov and (iii) a significant number of smaller companies. Many of these companies do not focus exclusively on the public sector or offer fully-integrated enterprise-wide software applications. There can be no assurance that such competitors will not develop products or offer services that are superior to the Company's products or services or that achieve greater market acceptance.

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

     From time to time, the Company licenses software from third parties for use with its products. Typically, the Company resells such third-party software products as an integrated part of one or more of the applications included in HTE's Total Enterprise Solution. If any third party license agreement for such software product was to terminate and the Company was not able to obtain another license or otherwise acquire comparable technology or software, the Company would be adversely affected.

EMPLOYEES

     As of December 31, 2000, the Company employed 531 people, including 59 in sales and marketing, 203 in product development, 123 in customer support and field services, 95 in professional services and 51 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

     The Company also occupies approximately 17,000 square feet of space in Fort Lauderdale, Florida, pursuant to a lease expiring in November 2001; approximately 4,400 square feet of space in Spokane, Washington, pursuant to a lease expiring December 2002; approximately 6,500 square feet of space in Edmonton, Alberta, pursuant to a lease expiring August 2002; approximately 2,300 square feet of space in Vienna, Virginia, pursuant to a lease expiring March 2003; and approximately 3,700 square feet of office space in Southbury, Connecticut, pursuant to a lease expiring December 2001.

     The Company also leases an aggregate of approximately 2,000 additional square feet of office space in various other locations, which are used mostly for sales offices and additional training facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On January 13, 2000, an arbitration panel composed of three Washington State attorneys rendered a final award against the Company for $5,174,000 in a dispute between the Company and the City of Tacoma, Washington. This award was recorded by the Company during the year ended December 31, 1999, and remained in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. In June 2000, the Company entered into a settlement agreement with the City of Tacoma, Washington and the Company's insurance carriers, settling all claims and litigation proceedings arising from the binding arbitration award. Under the terms of the settlement, the arbitration award was reduced to approximately $4,250,000. Of that amount, $1,500,000 was paid by insurance proceeds. The Company agreed to pay the remaining $2,750,000 as follows: (i) $1,500,000, which was paid in June 2000; (ii) $625,000 due June 1, 2001; and (iii) $625,000 due June 1, 2002. The last two payments are subject to a secured promissory note executed by the Company in favor of the City of Tacoma, Washington. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DemandStar.com, Inc. ("DemandStar") Series A preferred stock and 1,250,000 shares of DemandStar common stock held by the Company. Pursuant to the merger between DemandStar and Onvia.com, Inc. ("Onvia"), these shares will be exchanged for 1,200,000 shares of Onvia common stock. See discussion of this transaction in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Rights Offering of DemandStar.com, Inc. and Subsequent Event". The note is recorded as a note payable in the accompanying consolidated balance sheet as of December 31, 2000. Accrued interest of $61,000 is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2000.

     In regard to the binding arbitration proceeding between the Company and Montana Power Company ("MPC") which commenced on February 3, 1999, a settlement and mutual release agreement was executed by the parties in January 2000. This settlement agreement allows for a complete mutual release and discharge of any and all outstanding obligations between the Company and MPC under the Software License and Services Agreement and the arbitration proceeding. The Company retained all of the $1,535,000 paid by MPC to the Company for software, hardware and services. As a result of this settlement, the Company wrote off approximately $754,000 in revenue and $581,000 in capitalized costs related to the Software License and Services Agreement in the fourth quarter of 1999, which resulted in an after-tax charge of $819,000. This settlement did not involve any cash payment by the Company to MPC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 16, 2000, at the Company's Annual Meeting of Shareholders, the following was approved:

          1) The election of two members to the Company's Board of Directors to hold office until the 2003 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

          2) An increase in the number of shares of the Company's common stock reserved for issuance under the Company's 1997 Employee Stock Purchase Plan from 600,000 to 800,000 shares;

          3) An increase in the number of shares of the Company's common stock reserved for issuance under the Company's 1997 Employee Incentive Compensation Plan from 2,908,000 to 3,700,000 shares;

          4) Denial of the proposal to confer voting rights on 5,618,952 shares of the Company's common stock acquired by Tyler Technologies, Inc. from Dennis Harward and Jack Harward in a control share acquisition.

     The total number of shares entitled to vote at this meeting was 11,939,587, and the tabulation of proxies was as follows:

     ELECTION OF DIRECTORS:

NAME                                                   FOR       WITHHELD   BROKER NON-VOTES
----                                                ----------   --------   ----------------
Edward A. Moses...................................  10,461,335   675,420           --
O. F. Ramos.......................................  10,249,931   886,824           --

     SHARE INCREASE UNDER 1997 EMPLOYEE STOCK PURCHASE PLAN:

               FOR      AGAINST   ABSTAIN   BROKER NON-VOTES
            ---------   -------   -------   ----------------
            3,987,935   595,599   26,385           --

     SHARE INCREASE UNDER 1997 EMPLOYEE INCENTIVE COMPENSATION PLAN:

               FOR       AGAINST    ABSTAIN   BROKER NON-VOTES
            ---------   ---------   -------   ----------------
            2,431,108   2,145,547   33,264           --

     CONFERRING VOTING RIGHTS ON 5,618,952 SHARES HELD BY TYLER TECHNOLOGIES,
INC.:

               FOR       AGAINST    ABSTAIN   BROKER NON-VOTES
            ---------   ---------   -------   ----------------
            1,334,655   3,122,226   153,038          --

     No other business was brought before the Annual Meeting.

     The Company's 2001 Annual Meeting of Shareholders is scheduled for June 28, 2001. Proposals of shareholders intended to be presented at the 2001 Annual Meeting of Shareholders must be received by the Company no later than April 20, 2001 to be included in the Company's Proxy Statement and form of proxy related to that meeting. Shareholders who intend to present a proposal at the 2001 Annual Meeting of Shareholders without inclusion of such proposal in the Company's proxy materials are required to provide notice of such proposal to the Company no later than April 20, 2001. In submitting proposals, shareholders must comply with the rules and regulations promulgated by the Securities and Exchange Commission ("SEC") relating to shareholder proposals, as well as the Company's advance notice provisions contained in its Articles of Incorporation. Shareholder proposals should be addressed to L. A. Gornto, Jr., Executive Vice President, Secretary and General Counsel, H.T.E., Inc., 1000 Business Center Drive, Lake Mary, Florida 32746.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "HTEI". The number of shareholders of record as of March 8, 2001 was 198; however, the number of beneficial holders is approximately 3,406. The closing price per share on that date was $1.563.

     The table below sets forth information, for each quarter in 1999 and 2000, concerning the high and low sales prices of a share of the Company's common stock. Quotations for such periods are as reported by NASDAQ for National Market Issues.

                                                              STOCK PRICE RANGE
                                                              -----------------
                                                                LOW      HIGH
                                                              -------   -------
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................  $2.250    $8.438
Second Quarter..............................................  $2.531    $4.875
Third Quarter...............................................  $2.000    $3.563
Fourth Quarter..............................................  $1.625    $7.500
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $2.656    $6.375
Second Quarter..............................................  $0.938    $3.344
Third Quarter...............................................  $1.063    $1.813
Fourth Quarter..............................................  $0.750    $1.531

     Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The transfer agent for HTE's common stock is Continental Stock Transfer and Trust Company.

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain earnings for use in its business with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

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

     The net proceeds from the sale of the 4,650,000 shares of common stock offered by the Company were approximately $22.6 million (includes the underwriters' over-allotment option of 750,000 shares which were exercised in July 1997), after deducting underwriting commissions and discounts of $1.8 million and other expenses of $1.2 million, for an aggregate total of $3.0 million. The selling shareholders paid their respective underwriters commissions ($424,000), while the Company paid the remaining discounts and expenses on their behalf. The Company used a portion of the proceeds ($2.3 million) to repay a revolving credit facility, which matured on June 30, 1998, and bore interest at the fluctuating prime rate plus 1.25%. The Company also paid the $300,000 aggregate principal balance on notes payable to related parties which arose from the purchase of Bellamy Software Ltd. in 1996. The sum of $624,000 in accrued dividends was paid to holders of mandatorily redeemable preferred stock. Additionally, $3.6 million was used for the acquisitions of Kb Systems, Inc.,

JALAN, Inc., Vanguard Management and Information Systems, Inc. and Information on Demand, Inc. The Company used all of the remaining net proceeds to fund working capital and investment requirements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The following selected consolidated financial data of the Company for the year ended December 31, 1996, and for the nine months ended December 31, 1995, have been derived from unaudited consolidated financial statements of the Company. In the Company's opinion, such unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments (except for the effect of the change in the estimated life of capitalized computer software development costs), necessary for a fair presentation of the financial position and results of operations for such periods. The selected consolidated financial data of the Company as of December 31, 1996, 1997 and 1998, and for the nine months ended December 31, 1996 and for the year ended December 31, 1997, have been derived from consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data of the Company as of December 31, 1999 and 2000, and for the years ended December 31, 1998, 1999 and 2000, have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent certified public accountants, included elsewhere herein.

                                 NINE MONTHS ENDED
                                   DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                 -----------------   ------------------------------------------------
                                  1995      1996      1996      1997      1998       1999      2000
                                 -------   -------   -------   -------   -------   --------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses............  $ 6,791   $10,869   $15,847   $26,762   $43,277   $ 24,641   $11,259
  Professional services........    7,376     8,943    11,715    14,543    20,870     28,575    14,947
  Hardware.....................    5,836     7,740     9,219    11,768    15,516     14,945     3,725
  Maintenance and other........    8,020     6,950     9,040    12,571    17,793     25,772    31,605
  Resource management..........       --        --        --       448     1,449      2,275     1,955
                                 -------   -------   -------   -------   -------   --------   -------
          Total revenues.......   28,023    34,502    45,821    66,092    98,905     96,208    63,491
                                 -------   -------   -------   -------   -------   --------   -------
Operating expenses:
  Cost of software licenses....    2,794     2,919     3,742     5,283     8,843      7,489     5,380
  Cost of professional
     services..................    5,629     4,952     6,728     8,363    13,399     17,294    11,719
  Cost of hardware.............    4,656     6,186     7,308     9,209    13,050     12,437     3,178
  Cost of maintenance and
     other.....................    3,168     2,705     3,598     5,984    10,041     10,350     9,315
  Cost of resource
     management................       --        --        --       343       918      1,440     1,168
  Research and development.....    3,310     5,242     6,537     8,256    14,048     19,294    14,189
  Sales and marketing..........    3,949     6,186     7,742    11,520    20,526     20,116    12,170
  General and administrative...    5,006     5,830     7,702    10,925    15,614     18,779    13,469
  Contract judgement and
     settlement, employee
     termination benefits and
     other costs...............       --        --        --        --       552     12,927    (1,131)
                                 -------   -------   -------   -------   -------   --------   -------
          Total operating
            expenses...........   28,512    34,020    43,357    59,883    96,991    120,126    69,457
                                 -------   -------   -------   -------   -------   --------   -------

                                 NINE MONTHS ENDED
                                   DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                 -----------------   ------------------------------------------------
                                  1995      1996      1996      1997      1998       1999      2000
                                 -------   -------   -------   -------   -------   --------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating income (loss)........     (489)      482     2,464     6,209     1,914    (23,918)   (5,966)
Interest expense (income)......       70       191       248      (227)     (321)      (154)     (423)
                                 -------   -------   -------   -------   -------   --------   -------
Income (loss) before income
  taxes........................     (559)      291     2,216     6,436     2,235    (23,764)   (5,543)
Provision (benefit) for income
  taxes........................     (605)      581     1,397     2,482     1,253     (8,898)   (2,162)
                                 -------   -------   -------   -------   -------   --------   -------
Net income (loss)..............       46      (290)      819     3,954       982    (14,866)   (3,381)
Accretion and accrual of
  dividends on mandatorily
  redeemable preferred stock...      138     1,003     1,049     1,308        --         --        --
                                 -------   -------   -------   -------   -------   --------   -------
Net income (loss) attributable
  to common stockholders.......  $   (92)  $(1,293)  $  (230)  $ 2,646   $   982   $(14,866)  $(3,381)
                                 =======   =======   =======   =======   =======   ========   =======
PER SHARE DATA:
Net income (loss) per share:
  Basic........................  $ (0.01)  $ (0.16)  $ (0.03)  $  0.21   $  0.06   $  (0.86)  $ (0.19)
                                 =======   =======   =======   =======   =======   ========   =======
  Diluted......................  $ (0.01)  $ (0.16)  $ (0.03)  $  0.20   $  0.06   $  (0.86)  $ (0.19)
                                 =======   =======   =======   =======   =======   ========   =======
PRO FORMA OPERATIONS DATA:
Income (loss) before income
  taxes........................  $  (559)  $   291   $ 2,216   $ 6,436   $ 2,235   $(23,764)   (5,543)
Pro forma provision (benefit)
  for income taxes.............     (265)      158       956     2,463       864     (8,898)   (2,162)
                                 =======   =======   =======   =======   =======   ========   =======
Pro forma net income
  (loss)(1)....................  $  (294)  $   133   $ 1,260   $ 3,973   $ 1,371   $(14,866)  $(3,381)
                                 =======   =======   =======   =======   =======   ========   =======
Pro forma net income (loss) per
  share(2):
  Basic........................                                          $  0.08   $  (0.86)  $ (0.19)
                                                                         =======   ========   =======
  Diluted......................                                          $  0.08   $  (0.86)  $ (0.19)
                                                                         =======   ========   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 1,038   $18,634   $ 7,553   $ 6,901   $ 9,762
Working capital..................................      387    24,387    22,078     6,408     1,981
Total assets.....................................   27,415    54,208    69,831    61,009    54,506
Long-term debt...................................      240        --        --        --       625
Total stockholders' equity (deficit).............     (175)   30,292    32,939    19,306    17,797

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, implements and supports fully integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments and other municipal agencies and for public and private utilities. For over 19 years, the Company has strategically focused on providing software applications exclusively to middle market public sector organizations and utilities, and has established itself as a leading provider of software solutions to those markets. HTE's fully integrated enterprise-wide software applications are designed to fulfill the specific functional requirements of the public sector marketplace, such as improvement of delivery of services, reduction of costs, enhancement of revenue collection, operation within budgetary constraints, compliance with government regulations and improvement of overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing six functional areas: financial management, community services, public safety, justice, utility management and K-12 school administration. The Company's products operate as integrated suites or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training and the provision and configuration of hardware systems. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

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

RECENT RIGHTS OFFERING OF DEMANDSTAR.COM, INC. AND SUBSEQUENT EVENT

     Pursuant to a registration statement on Form S-1 (File No. 333-93445), as amended, filed with the SEC and which became effective March 27, 2000, DemandStar, a wholly-owned subsidiary of the Company, completed a rights offering of its common stock as of May 1, 2000. This rights offering was essentially DemandStar's initial public offering. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6.4 million. As a result, only DemandStar's operating results through April 2000 are included in the Company's consolidated financial statements in this report since the Company's ownership of DemandStar was reduced to below twenty percent as of May 1, 2000.

     On March 2, 2001, the shareholders of DemandStar approved at a special shareholders meeting an acquisition of DemandStar by Onvia pursuant to which DemandStar became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DemandStar common stock were issued 0.60 of a share of Onvia's common stock for every share of DemandStar common stock they held (representing approximately 6.4% of Onvia's outstanding common stock following the merger), and outstanding shares of DemandStar common stock were canceled. Cash was paid to DemandStar shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DemandStar.

FUTURE ACQUISITIONS

     Over the past six years, the Company has supplemented its internal growth with nine acquisitions, six of which have occurred since December 1997. The Company intends to continue its growth strategy and expects growth from acquisitions to complement internally generated growth. The Company views acquisitions as a means of acquiring technology and industry expertise thereby expanding the variety of enterprise-wide software applications the Company offers for sale and servicing, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. The Company intends to pursue acquisition opportunities which help it to accomplish its objective of becoming the leading provider of enterprise-wide IT solutions to the public sector.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                           NINE MONTHS
                                              ENDED                    YEAR ENDED
                                          DECEMBER 31,                DECEMBER 31,
                                          -------------   -------------------------------------
                                          1995    1996    1996    1997    1998    1999    2000
                                          -----   -----   -----   -----   -----   -----   -----
Revenues:
  Software licenses.....................   24.2%   31.5%   34.6%   40.5%   43.7%   25.6%   17.7%
  Professional services.................   26.3    25.9    25.6    22.0    21.1    29.7    23.5
  Hardware..............................   20.9    22.4    20.1    17.8    15.7    15.5     5.9
  Maintenance and other.................   28.6    20.2    19.7    19.0    18.0    26.8    49.8
  Resource management...................     --      --      --     0.7     1.5     2.4     3.1
                                          -----   -----   -----   -----   -----   -----   -----
          Total revenues................  100.0   100.0   100.0   100.0   100.0   100.0   100.0
                                          -----   -----   -----   -----   -----   -----   -----
Operating expenses:
  Cost of software licenses.............   10.0     8.5     8.2     8.0     8.9     7.8     8.5
  Cost of professional services.........   20.1    14.4    14.7    12.7    13.5    18.0    18.5
  Cost of hardware......................   16.6    17.9    15.9    13.9    13.2    12.9     5.0
  Cost of maintenance and other.........   11.3     7.8     7.9     9.1    10.2    10.8    14.7
  Cost of resource management...........     --      --      --     0.5     0.9     1.5     1.8
  Research and development..............   11.8    15.2    14.3    12.5    14.2    20.1    22.3
  Sales and marketing...................   14.1    17.9    16.9    17.4    20.8    20.9    19.2
  General and administrative............   17.9    16.9    16.8    16.5    15.8    19.5    21.2
  Contract judgement and settlement,
     employee termination benefits and
     other costs........................     --      --      --      --     0.6    13.4    (1.8)
                                          -----   -----   -----   -----   -----   -----   -----
          Total operating expenses......  101.8    98.6    94.7    90.6    98.1   124.9   109.4
                                          -----   -----   -----   -----   -----   -----   -----
Operating income (loss).................   (1.8)    1.4     5.3     9.4     1.9   (24.9)   (9.4)
Interest expense (income)...............    0.2     0.5     0.5    (0.3)   (0.4)   (0.2)   (0.7)
                                          -----   -----   -----   -----   -----   -----   -----
Income (loss) before income taxes.......   (2.0)    0.9     4.8     9.7     2.3   (24.7)   (8.7)
Provision (benefit) for income taxes....   (2.2)    1.7     3.0     3.7     1.3    (9.2)   (3.4)
                                          -----   -----   -----   -----   -----   -----   -----
          Net income (loss).............    0.2%   (0.8)%   1.8%    6.0%    1.0%  (15.5)%  (5.3)%
                                          =====   =====   =====   =====   =====   =====   =====

  Comparison of Year Ended December 31, 2000 and December 31, 1999

     Revenues

     The Company's total revenues decreased by 34% to $63.5 million for the year ended December 31, 2000, from $96.2 million for the year ended December 31, 1999.

     Software License Revenues. Revenues from software licenses decreased 54% to $11.3 million for the year ended December 31, 2000, compared to $24.6 million for the year ended December 31, 1999. As a percentage of total revenues, software license revenues decreased to 17.7% for the year ended December 31, 2000, from 25.6% for the year ended December 31, 1999. The dollar and percentage decreases resulted primarily from the long sales cycle associated with governmental customers, combined with the general slowdown across the software industry related to Y2K.

     Professional Services Revenues. Revenues from professional services decreased 48% to $14.9 million for the year ended December 31, 2000, from $28.6 million for the year ended December 31, 1999. As a percentage of total revenues, professional services revenues decreased to 23.5% for the year ended December 31, 2000, from 29.7% for the year ended December 31, 1999. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1999 and 2000 contracts.

     Hardware Revenues. Hardware revenues decreased 75% to $3.7 million for the year ended December 31, 2000, from $14.9 million for the year ended December 31, 1999. As a percentage of total revenues, hardware revenues decreased to 5.9% for the year ended December 31, 2000, from 15.5% for the year ended December 31, 1999. The dollar and percentage decreases were primarily due to a smaller number of customers who required additional hardware with software purchases. The Company is also transitioning out of the hardware business and has entered into an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 23% to $31.6 million for the year ended December 31, 2000, from $25.8 million for the year ended December 31, 1999. As a percentage of total revenues, maintenance and other revenues increased to 49.8% for the year ended December 31, 2000, from 26.8% for the year ended December 31, 1999. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, 1999 and 2000, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license and hardware revenues.

     Resource Management Revenues. Revenues from resource management decreased 14% to $2.0 million for the year ended December 31, 2000, from $2.3 million for the year ended December 31, 1999. As a percentage of total revenues, resource management revenues increased to 3.1% for the year ended December 31, 2000, from 2.4% for the year ended December 31, 1999. The dollar decrease was primarily related to the conversion of an outsourcing customer to an in-house customer. The increase in resource management revenues as a percentage of total revenues was primarily related to lower software license and hardware revenues.

     Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 28% to $5.4 million for the year ended December 31, 2000, from $7.5 million for the year ended December 31, 1999. As a percentage of software license revenues, cost of software licenses increased to 47.8% for the year ended December 31, 2000, from 30.4% for the year ended December 31, 1999. The dollar decrease was primarily due to lower software license revenues. The increase in the cost of software licenses as a percentage of software license revenues was primarily due to relatively fixed computer software development amortization costs with lower software license revenues and sales of third party products related to public safety applications, which typically carry a higher cost of sale.

     Cost of Professional Services Revenues. Cost of professional services decreased 32% to $11.7 million for the year ended December 31, 2000, from $17.3 million for the year ended December 31, 1999. As a percentage of professional services revenues, cost of professional services increased to 78.4% for the year ended December 31, 2000, from 60.5% for the year ended December 31, 1999. The dollar decrease was directly related to decreased professional services revenues. The increase in the cost of professional services as a percentage of professional services revenues is primarily due to lower professional services revenues with a limited decrease in employee related costs.

     Cost of Hardware Revenues. Cost of hardware decreased 74% to $3.2 million for the year ended December 31, 2000, from $12.4 million for the year ended December 31, 1999. As a percentage of hardware revenues, cost of hardware increased to 85.3% for the year ended December 31, 2000, from 83.2% for the year ended December 31, 1999. The dollar decrease was directly related to decreased hardware revenues. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold and the lower margins associated with smaller contracts.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other decreased 10% to $9.3 million for the year ended December 31, 2000, from $10.4 million for the year ended December 31, 1999. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 29.5% for the year ended December 31, 2000, from 40.2% for the year ended December 31, 1999. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes.

     Cost of Resource Management Revenues. Cost of resource management decreased 19% to $1.2 million for the year ended December 31, 2000, from $1.4 million for the year ended December 31, 1999. As a percentage of resource management revenues, cost of resource management decreased to 59.7% for the year ended December 31, 2000, from 63.3% for the year ended December 31, 1999. The slight dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, partially offset by costs associated with a new outsourcing contract, which began in July 1999.

     Research and Development Expenses. Research and development expenses decreased 26% to $14.2 million for the year ended December 31, 2000, from $19.3 million for the year ended December 31, 1999. As a percentage of total revenues, research and development increased to 22.3% for the year ended December 31, 2000, from 20.1% for the year ended December 31, 1999. The dollar decrease was primarily due to a reduction in the number of contractors used in 2000, along with a reduction in workforce. The increase in research and development expenses as a percentage of total revenues was due to lower software license and hardware revenues.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 40% to $12.2 million for the year ended December 31, 2000, from $20.1 million for the year ended December 31, 1999. As a percentage of total revenues, sales and marketing decreased to 19.2% for the year ended December 31, 2000, from 20.9% for the year ended December 31, 1999. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort. The Company's sales team has recently initiated programs to refocus attention on its existing base of 2,100 offices, agencies, and utility companies in selected traditionally higher opportunity states.

     General and Administrative Expenses. General and administrative expenses decreased 28% to $13.5 million for the year ended December 31, 2000, from $18.8 million for the year ended December 31, 1999. As a percentage of total revenues, general and administrative expenses increased to 21.2% for the year ended December 31, 2000, from 19.5% for the year ended December 31, 1999. The dollar decrease was primarily due to an effort by management to reduce and control expenses by improving efficiencies. The increase in general and administrative expenses as a percentage of total revenues was due to lower software license and hardware revenues.

     Contract Judgement and Settlement, Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(1.1) million, or (1.8)% of total revenues, for the year ended December 31, 2000. This amount primarily represents $(2.2) million for the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by $1.1 million of costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices. During the year ended December 31, 1999, the comparable costs were $12.9 million, or 13.4% of total revenues. These costs primarily include $7.5 million for contract judgement and settlement, $2.5 million for employee severance packages and a non-cash charge of $1.1 million for discontinuation of various product lines. The remaining charge of $1.8 million primarily included other costs associated with the discontinuation of product lines and certain lease termination costs.

  Comparison of Year Ended December 31, 1999 and December 31, 1998

     Revenues

     The Company's total revenues decreased by 3% to $96.2 million for the year ended December 31, 1999, from $98.9 million for the year ended December 31, 1998.

     Software License Revenues. Revenues from software licenses decreased 43% to $24.6 million for the year ended December 31, 1999, from $43.3 million for the year ended December 31, 1998. As a percentage of total revenues, software license revenues decreased to 25.6% for the year ended December 31, 1999, from 43.7% for the year ended December 31, 1998. The dollar and percentage decreases resulted primarily from a general slowdown across the software industry as businesses, including governments, adopted a "wait and see" attitude towards Y2K. In addition, the decrease as a percentage of total revenues resulted from increased service revenues due to an effort to reduce the services backlog related to 1998 bookings.

     Professional Services Revenues. Revenues from professional services increased 37% to $28.6 million for the year ended December 31, 1999, from $20.9 million for the year ended December 31, 1998. As a percentage of total revenues, professional services revenues increased to 29.7% for the year ended December 31, 1999, from 21.1% for the year ended December 31, 1998. The dollar and percentage increases in professional services were directly related to the growth in revenue generating (billable) staff and related revenue stemming from the increase in license fees and service offerings in 1998. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Hardware Revenues. Hardware revenues decreased 4% to $14.9 million for the year ended December 31, 1999, from $15.5 million for the year ended December 31, 1998. As a percentage of total revenues, hardware revenues decreased to 15.5% for the year ended December 31, 1999, from 15.7% for the year ended December 31, 1998. The dollar and percentage decreases were primarily due to the decrease in software license purchases. The majority of hardware sales are made in conjunction with software license purchases.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 45% to $25.8 million for the year ended December 31, 1999, from $17.8 million for the year ended December 31, 1998. As a percentage of total revenues, maintenance and other revenues increased to 26.8% for the year ended December 31, 1999, from 18.0% for the year ended December 31, 1998. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1998, customer system upgrades and price increases in the fees charged for annual maintenance. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Resource Management Revenues. Revenues from resource management increased 57% to $2.3 million for the year ended December 31, 1999, from $1.4 million for the year ended December 31, 1998. As a percentage of total revenues, resource management revenues increased to 2.4% for the year ended December 31, 1999, from 1.5% for the year ended December 31, 1998. The dollar and percentage increases were primarily related to the sale of a new outsourcing contract in July 1999, along with the sale of additional services and an annual price increase on the existing contract.

     Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 15% to $7.5 million for the year ended December 31, 1999, from $8.8 million for the year ended December 31, 1998. As a percentage of software license revenues, cost of software licenses increased to 30.4% for the year ended December 31, 1999, from 20.4% for the year ended December 31, 1998. The dollar decrease was primarily related to the decrease in software license revenues. The increase in the cost of software licenses as a percentage of software license revenues resulted primarily from an increased number of third-party software licenses, specifically module enhancements such as report writers and imaging products and third-party software related to public safety applications which typically carry a higher cost of sale than other third-party products. In addition, the percentage increase is also due to relatively fixed computer software development amortization costs with lower software license revenues.

     Cost of Professional Services Revenues. Cost of professional services increased 29% to $17.3 million for the year ended December 31, 1999, from $13.4 million for the year ended December 31, 1998. As a percentage of professional services revenues, cost of professional services decreased to 60.5% for the year ended December 31, 1999, from 64.2% for the year ended December 31, 1998. The dollar increase was directly related to increased professional services revenues and expanded offerings of full service professional services. The decrease in the cost of professional services as a percentage of professional services revenues is primarily due to an increase in the billable percentage of employees as new staff increased productivity.

     Cost of Hardware Revenues. Cost of hardware decreased 5% to $12.4 million for the year ended December 31, 1999, from $13.1 million for the year ended December 31, 1998. As a percentage of hardware revenues, cost of hardware decreased to 83.2% for the year ended December 31, 1999, from 84.1% for the year ended December 31, 1998. The dollar and slight percentage decreases were related to the decreased hardware sales and the mix of equipment sold.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 3% to $10.4 million for the year ended December 31, 1999, from $10.0 million for the year ended December 31, 1998. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 40.2% for the year ended December 31, 1999, from 56.4% for the year ended December 31, 1998. The dollar increase was primarily due to increased personnel to enhance products and support a larger client base. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was related to more efficient use of existing resources and improved processes.

     Cost of Resource Management Revenues. Cost of resource management increased 57% to $1.4 million for the year ended December 31, 1999, from $918,000 for the year ended December 31, 1998. As a percentage of resource management revenues, cost of resource management remained relatively constant at 63.3% and 63.4% for the years ended December 31, 1999 and 1998, respectively. The dollar increase was primarily related to costs associated with a new outsourcing contract which began in July 1999 and additional services.

     Research and Development Expenses. Research and development expenses increased 37% to $19.3 million for the year ended December 31, 1999, from $14.0 million for the year ended December 31, 1998. As a percentage of total revenues, research and development increased to 20.1% for the year ended December 31, 1999, from 14.2% for the year ended December 31, 1998. The dollar and percentage increases were primarily due to an increased focus on product enhancements, which resulted in lower capitalization of software development costs and increased expense. In addition, the increase as a percentage of total revenues was due to lower software license revenues.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 2% to $20.1 million for the year ended December 31, 1999, from $20.5 million for the year ended December 31, 1998. As a percentage of total revenues, sales and marketing remained relatively constant at 20.9% and 20.8% for the years ended December 31, 1999 and 1998, respectively. The slight dollar decrease was attributable to a decrease in the resources required to support the sales effort.

     General and Administrative Expenses. General and administrative expenses increased 20% to $18.8 million for the year ended December 31, 1999, from $15.6 million for the year ended December 31, 1998. As a percentage of total revenues, general and administrative expenses increased to 19.5% for the year ended December 31, 1999, from 15.8% for the year ended December 31, 1998. The dollar and percentage increases were due to the recent changes in management and the Company's strategy. These expenses consist primarily of additional staffing, increased allowance for doubtful accounts, additional facility related expenses and additional computer equipment and software required to build the infrastructure to support the Company's growth of services revenue. In addition, the increase as a percentage of total revenues was due to lower software license revenues. Management anticipates that general and administrative expenses as a percentage of total revenues will decrease in future years and that current trends are not indicative of the future.

     Contract Judgement and Settlement, Employee Termination Benefits and Other Costs. Contract judgement and settlement, employee termination benefits and other costs were $12.9 million, or 13.4% of total revenues, for the year ended December 31, 1999. These costs consist primarily of $7.5 million for contract judgement and settlement, $2.5 million for employee severance packages and a non-cash charge of $1.1 million for discontinuation of various product lines. The remaining charge of $1.8 million primarily included other costs associated with the discontinuation of product lines and certain lease termination costs. In 1998, the Company recorded a charge of $552,000, or 0.6% of total revenue, related to the Company's planned underwritten offering, which was terminated on October 15, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997, the Company funded its operations primarily through cash generated from operations, supplemented by borrowings under a bank line of credit and the private sale of equity securities. On June 11, 1997, the Company completed its initial public offering of common stock (the "IPO"). The Company received $22.6 million from the IPO, net of issuance costs. Cash flow provided by operating activities was $8.3 million and $3.5 million for the year ended December 31, 2000 and 1999, on net loss of $(3.4) million and $(14.9) million, respectively. Cash flow provided by (used in) operating activities was $3.5 million and $(3.3) million for the year ended December 31, 1999 and 1998, on net
(loss) income of $(14.9) million and

$982,000, respectively. Cash flow (used in) provided by operating activities was $(3.3) million and $4.7 million for the year ended December 31, 1998 and 1997, on net income of $982,000 and $4.0 million, respectively.

     Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $5.4 million and $5.3 million during the year ended December 31, 2000 and 1999, respectively. Cash used in investing activities totaled $5.3 million and $7.9 million during the year ended December 31, 1999 and 1998, respectively. Cash used in investing activities totaled $7.9 million and $6.6 million during the year ended December 31, 1998 and 1997, respectively. In 2000, the Company spun-off DemandStar, a wholly owned subsidiary, which reduced cash by $923,000. The Company's capital expenditures of $1.7 million were primarily comprised of investments in equipment and related software. The Company made expenditures of $2.8 million in 2000 related to software development efforts for additional products and platforms. In 1999, the Company acquired certain assets of Information On Demand, Inc. for $1.0 million in cash. The Company's capital expenditures of $925,000 were primarily comprised of investments in equipment and related software. The Company made expenditures of $3.4 million in 1999 related to software development efforts for additional products and platforms. In 1998, the Company completed two cash purchase acquisitions: Jalan, Inc. and Vanguard Management and Information Systems, Inc. The Company's capital expenditures of $2.6 million were primarily comprised of investments in equipment and related software associated with increased staffing. In addition, the Company made significant investments in upgrading internal systems. The Company made expenditures of $4.7 million in 1998 related to software development efforts for additional products and platforms.

     Net cash provided by financing activities was $24,000 in the year ended December 31, 2000, which related to the proceeds from sales of common stock through the Employee Stock Purchase Plan, stock option agreements and employment agreements, partially offset by common stock repurchased. Net cash provided by financing activities was $1.2 million in the year ended December 31, 1999, which related to the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements. Net cash provided by financing activities was $167,000 in the year ended December 31, 1998, reflecting the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements, partially offset by the payment of amounts due to stockholders related to the UCS acquisition, compared to cash provided of $19.5 million in the year ended December 31, 1997.

     Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In September 2000, the Company signed a Loan and Security Agreement with Silicon Valley Bank (the "Loan") for a line of credit of up to $5 million based on the Company's accounts receivable balance. The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent. The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. In the longer term or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

  We experience fluctuations in quarterly operating results related to significant contracts signed towards the end of the quarter.

     Our revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors. Such factors include the budgeting and purchasing practices of our customers, the length of customer evaluation processes for our solutions and the timing of customer system conversions. Because a substantial portion of revenues may not be generated until the end of each quarter, we may not be able to adjust or reduce spending in response to sales shortfalls or delays. In addition, our expense levels are based, in significant part, on our expectations of future revenues and are therefore relatively fixed in the short term. If revenues fall below expectations, net income is likely to be adversely affected. These factors can cause significant variations in operating results from quarter to quarter. We believe that quarter to quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

  We have had recent losses.

     We experienced significant operating losses for the twelve months ended December 31, 2000 and 1999, and there is no guarantee that we will return to annual profitability in the near future. We realized net losses for the twelve months ended December 31, 2000 and 1999 of $3,381,000 and $14,866,000,
respectively. Our revenues may not grow or continue at their current level.

  Our business depends on acceptance of our products and services by governmental agencies through a regulated and protracted process.

     Substantially all of our revenues to date have been attributable to sales of software and services rendered to state, county and city governments, other municipal agencies and publicly owned utilities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. The sales cycle associated with the purchase of our products is typically complex, lengthy and subject to a number of significant risks, including customers' budgetary constraints and governmental acceptance reviews over which we have little or no control.

     For each contract with a public sector customer, we are typically subject to a protracted procurement process. The process can include one or more of the following hurdles:

     - a detailed written response to product demonstrations;

     - the design of software that addresses customer-specified needs;

     - the integration of our products and third party products;

     - political influences;

     - award protests initiated by unsuccessful bidders; and

     - changes in budgets or appropriations which are beyond our control.

     Contracts with public sector customers are typically subject to procurement policies which may be onerous and may include profit limitations and rights of the agency to terminate for convenience or if funds are unavailable. Some public sector customers require liquidated damages for defective products and/or for delays or interruptions caused by system failures. Payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved.

     Government organizations require compliance with various legal and other special considerations in the procurement process. The adoption of new or modified procurement regulations could increase costs to us of competing for sales or impact our ability to perform government contracts, which could adversely affect us. Any violation, intentional or otherwise, of these regulations could result in the imposition of fines, and/or debarment from award of additional government contracts which could have a material adverse effect on us.

  Our business and operating results could suffer if we do not manage our growth effectively.

     In the past, we have grown through acquisitions and expanded operations. This growth resulted in new and increased responsibility for management personnel and placed additional demands upon our operational, administrative and financial resources. To compete effectively and manage potential future growth, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our staff. These demands will require the addition of new management and other qualified personnel. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future operations or to integrate successfully operations and personnel of acquired entities. Any failure to implement and improve our operational, financial and management systems, to integrate operations of acquired businesses or to expand, train, motivate or manage employees could have a material adverse effect on our business, operating results and financial condition.

  We may be unable to hire, integrate or retain qualified personnel.

     Our continued success will depend upon the availability and performance of our key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate and retain such personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

  We must respond to rapid technological changes to be competitive.

     The market for our products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, we cannot assure you that products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, our business, operating results and financial condition may be materially adversely affected.

  We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions.

     As part of our long-term growth strategy, we evaluate the acquisition of other companies, assets or product lines that would complement or expand our business in attractive geographic or service markets or that would broaden our customer relationships. We cannot assure you that we will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates.

     We may elect to finance acquisitions with debt financing, through the issuance of common stock or other securities convertible into common stock, or any combination of the foregoing. We cannot assure you that we will be able to arrange adequate financing on acceptable terms. If we were to consummate one or more significant acquisitions in which the consideration consisted of stock, our shareholders could suffer dilution of their interests. Most of the businesses that might become attractive acquisition candidates for us are likely to have significant intangible assets. Acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization charges to us, which would reduce future earnings. In addition, such acquisitions could involve non-recurring acquisition-related charges, such as write-offs or write-downs of acquired research and development costs, which could have a material adverse effect on our results of operations for the accounting period in which such charges are incurred.

  We face significant competition from other vendors and potential new entrants into our markets.

     We believe we are a leading provider of integrated enterprise-wide solutions for the public sector and utility markets. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, and from companies offering to develop custom software. Certain competitors have greater technical, marketing and financial resources. We also compete with in-house management information services staffs.

     We believe the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. We compete from time to time with the following:

     - the consulting divisions of national and regional accounting firms;

     - publicly held companies which focus on selected segments of the public sector and utilities markets including PeopleSoft, Inc., Systems & Computer Technology Corp., J.D. Edwards & Company, Inc., SunGard Data Systems, Inc., Tyler Technologies, Inc. and E-gov; and

     - a significant number of smaller companies.

     We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.

     We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results and financial condition.

  We are dependent on key suppliers and strategic relationships for our products.

     We purchase certain key components of our products from single or limited source suppliers. Those components include the adapter code and certain application development tools. There are relatively few suppliers for certain of those components. We currently have relatively few agreements that would assure delivery of such components from our suppliers. Generally, these contracts are terminable by either party upon 60 to 90 days notice. Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished or could involve significant additional costs. The ability of any of our suppliers to provide functional components in a timely manner, or the inability of us to locate qualified alternative suppliers for components at a reasonable cost, could adversely affect our business, financial condition and results of operations. Our success also depends in part upon our alliances and relationships with leading hardware and software vendors. Any change in these relationships could have an adverse effect on our financial performance while we seek to establish alternative relationships. Further, we may need to establish additional alliances and relationships in order to keep pace with changes in technology and we cannot assure you that such additional alliances will be established.

  Our products are complex and, as such, we run the risk of errors or defects with new product introductions or enhancements.

     Software products as complex as those developed by us may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced material adverse effects resulting from any such defects or errors to date, we cannot assure you that material defects and errors will not be found after commencement of product shipments. Any such defects could result in loss of revenues or delay market acceptance.

     We market complex, mission-critical, enterprise-wide applications. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or judicial decisions. The sale and support of software by us may entail the risk of product liability claims, which may be substantial. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

  We may be unable to protect our proprietary rights.

     We regard certain features of our internal operations, software and documentation as confidential and proprietary. We rely on a combination of contract and trade secret laws and other measures to protect our proprietary intellectual property. We own no patents and, under existing copyright laws, have only limited protection for its intellectual property. We believe that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and timeliness and quality of support services.

     We provide our products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. We generally license our products solely for the customer's internal operations and only on designated computers. In certain circumstances, we make enterprise-wide licenses available for select applications. Although we currently provide object code to our customers and not source code, we historically provided source code to our customers for several products. We have escrowed and continue to escrow our source code for the benefit of all customers. A misappropriation or other misuse of our intellectual property, including source codes previously delivered to customers, could have an adverse effect on us. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management's attention. Further, any claims and litigation could cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Thus, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries.

  There are numerous additional risks associated with selling our products to foreign markets.

     We have sold and continue to sell products to customers in Canada and the Caribbean. Our management expects to augment our presence in international markets. Accordingly, our business, and our ability to expand our operations internationally, is subject to various risks inherent in international business activities. We may have difficulty in safeguarding our intellectual property in countries where intellectual property laws are not well developed or are poorly enforced.

     General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder our performance under contracts in those countries or could hinder our ability to collect for product and services delivered in those countries.

     Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for us to conduct business internationally.

     In addition, although we have normally been successful in stipulating that our foreign customers pay in U.S. dollars, any payment provisions involving foreign currencies may result in less revenue than expected due to foreign currency rate fluctuations. Further, the payment cycle for accounts receivable is longer in many countries than it is for domestic customers. If we significantly expand our international business, we anticipate that it will hedge exchange rate movements on either side of a locked-in spot rate for movements within certain ranges on dollar-foreign currency rates. Changes in the value of foreign currencies relative to the dollar beyond the ranges hedged by us could affect our financial condition and results of operations, and gains and losses on currency translations could contribute to fluctuations in our results of operations.

     Other risks associated with international operations include import and export licensing requirements, trade restrictions, changes in tariff rates, overlapping tax structures, and compliance with a variety of foreign laws and regulations. In addition, if we elect to establish a presence in international markets rather than marketing through independent sales representatives, as we do presently, we could encounter difficulty in staffing and managing an organization spread over various countries.

     In addition, we must translate our software into foreign languages. To the extent that we are unable to accomplish such translations in a timely manner, our ability to further penetrate international markets would be adversely affected. The deeper exposure to international markets creates new areas with which we are not familiar and places us in competition with new vendors. We cannot assure you that we will be successful in its efforts to compete in these international markets.

  Our stock price may be volatile.

     The market price of our common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on our stock price are as follows:

     - actual or anticipated fluctuations in our operating results;

     - announcements of technological innovations, new products or new contracts by us or our competitors;

     - developments with respect to patents, copyrights or proprietary rights;

     - conditions and trends in the software and other technology industries;

     - adoption of new accounting standards affecting the software industry;

     - changes in financial estimates by securities analysts;

     - general market conditions and other factors.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results and financial condition.

  The anti-takeover provisions in our corporate documents and under Florida law may frustrate a take-over attempt of our company that a shareholder may consider in its best interest.

     Certain provisions of Florida law and our articles of incorporation, as amended, may deter or frustrate a takeover attempt of our company that a shareholder might consider in its best interest. We are subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that certain business combinations and corporate transactions with beneficial owners of more than 10 percent of a corporation's voting stock, or any entity or individual controlled by such owner, an "interested shareholder", be approved by a majority of disinterested directors or the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." "Control shares" are defined as shares that, except for the application of the statute, would have voting power that, when added to all other shares that the acquirer owns or has the power to vote, would give the acquirer, directly, indirectly, alone, or as a member of a group, voting power in excess of certain statutory parameters. "Interested shares" are defined as a corporation's shares for which any of the following persons have direct or indirect voting power in the election of directors: (a) the person or group that acquires control shares, (b) every officer of the corporation, and (c) every employee of the corporation who is also a director.

     In addition, certain provisions of our amended articles or bylaws, among other things, provide that:

     - any action required or permitted to be taken by our shareholders may be effected only at an annual or special meeting of shareholders, and not by written consent of our shareholders;

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

     - an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings; and

     - our Board of Directors be divided into three classes, each of which serves for different three-year periods.

     In addition, we are authorized to issue additional shares of common stock and up to five million shares of preferred stock. Preferred stock may be issued in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of common stock. Issuance of additional shares of common stock or new shares of preferred stock could also be used as an anti-takeover device.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No information has been presented pursuant to Item 7A as the Company does not have any financial instruments outstanding as of December 31, 2000, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 of this Report. See Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                                         AGE                        POSITION
----                                         ---                        --------
Bernard B. Markey..........................  36    Director -- Class III and Chairman
Joseph M. Loughry, III.....................  54    Director -- Class II, President and Chief Executive
                                                     Officer
L.A. Gornto, Jr............................  58    Director -- Class II and Executive Vice President,
                                                     Secretary and General Counsel
Ronald E. Goodrow..........................  49    Executive Vice President -- Operations
Susan D. Falotico..........................  38    Vice President, Treasurer and Chief Financial
                                                     Officer
Gilbert O. Santos..........................  40    Vice President -- Product Solutions and Business
                                                     Development
James T. Vickers...........................  42    Vice President -- Sales and Marketing
William C. Barnett.........................  46    Vice President -- Integrated Solutions
Brian B. Heafy.............................  39    Vice President -- Public Safety and Justice
Edward A. Moses............................  58    Director -- Class I
O.F. Ramos.................................  42    Director -- Class I
George P. Keeley...........................  71    Director -- Class III
Mark H. Leonard............................  44    Director -- Class III

     Mr. Bernard B. Markey has been a director of the Company since 1995 and has served as Chairman since 1999. Mr. Markey is a Managing Partner of ANC Capital, LLC a private equity firm which he joined in September 1999. Mr. Markey was a general partner of Meridian Venture Partners, a privately-held venture capital fund, from 1995 through September 1999. Mr. Markey also serves on the Board of Directors of several privately-held companies.

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

     Mr. L.A. Gornto, Jr. was appointed as a member of the Company's Board of Directors in December 1999. Mr. Gornto joined the Company in January 1997 and also serves as Executive Vice President, Secretary and General Counsel. Mr. Gornto was also appointed as Chief Financial Officer, Secretary, and a director of DemandStar, a subsidiary of the Company, in November 1999 and has served as DemandStar's Executive Vice President and General Counsel since its inception in June 1999. From January 1997 until November 1997, he served as the Company's Chief Financial Officer. Since 1988, Mr. Gornto has been engaged in the private practice of law in central Florida and provides legal services to the Company as General Counsel. From 1985 to 1987, Mr. Gornto served as Senior Vice
President -- Finance and Chief Financial Officer of Jerrico, Inc., formerly a publicly-traded company and holding company of Long John Silvers, a seafood restaurant chain. From 1977 to 1985, he was engaged in the private practice of law and also served as a management consultant. From 1968 to 1977, he served as Executive Vice President and Chief Financial Officer and a director of Red Lobster Restaurants, a seafood restaurant chain and formerly a subsidiary of General Mills, Inc. Mr. Gornto is an attorney-at-law and certified public accountant licensed in the states of Florida and Georgia and holds an L.L.M. degree from Emory University School of Law.

     Mr. Ronald E. Goodrow rejoined the Company September 11, 2000 as Executive Vice President -- Operations. Mr. Goodrow's responsibilities include the Company's product divisions and professional services organization, with a focus on continuing to improve quality and customer service. Mr. Goodrow initially joined HTE in 1988 as Director of Operations. During his tenure with the Company, he was instrumental in the creation of the Company's product implementation methodology, its customer support systems and the formation of a professional services consulting division. Mr. Goodrow resigned from HTE in 1998 to pursue other business opportunities. Most recently, he was with a subsidiary of Tyler Technologies, Inc., where he was responsible for sales and implementation of the Munis product line for the southern region of the United States. Prior to his initial employment with HTE, he served as vice president of field operations and director of customer support for the Travenol Corporation, now part of McKesson HBOC, which specializes in software for the healthcare industry. He began his career in the software industry at GCC Beverages, Inc., where he was responsible for development, implementation and support of the software systems used by the company's franchises.

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

     Mr. James T. Vickers joined the Company in April 1991 and currently serves as Vice President -- Sales and Marketing. From April 1991 until June 1994, Mr. Vickers was one of the Company's account executives for the state of Florida. In June 1994, Mr. Vickers transferred to the State of North Carolina, where he was responsible for developing the Mid-Atlantic states for the Company as a senior account executive. From January 1999 to April 2000, Mr. Vickers served as the eastern regional manager for the Company, with responsibility for all sales activity from Eastern Canada to the Caribbean. In April 2000, Mr. Vickers was promoted to Vice President of Sales and Marketing for the Company and charged with the mission of restructuring the Company's national sales and marketing strategy. Prior to joining the Company, Mr. Vickers was a vice president at Coral Gables Federal in Florida and later served as a senior lending officer with Southeast Bank.

     Mr. William C. Barnett joined the Company in July 1988, and was appointed as Vice President -- Integrated Solutions in May 2000. From 1999 to 2000, Mr. Barnett served as the Director of Financial Applications. During his twelve-year tenure, Mr. Barnett has worked with a broad range of HTE applications, giving him intimate knowledge of cross-application integration. He began his career with the Company as a programmer analyst for Utility Billing applications and subsequently served as product manager for Fleet Management, Tax Billing, Fire Records Systems, and Case Management. He also served as applications manager for the Company's AS/400 Public Safety and Justice products. Prior to joining the Company, Mr. Barnett worked as a programmer and systems analyst for the City of Orlando and for a private sector company.

     Mr. Brian B. Heafy joined the Company in August 1994 and served as Vice President -- Public Safety and Justice until his resignation, which was effective January 23, 2001. From 1988 to 1999, Mr. Heafy served as Vice President of Human Resources & Organizational Development. From 1994 to 1998, Mr. Heafy served as the Company's Director of Public Safety and Justice Systems division, where he was responsible for consolidating three operating groups into one and for improving customer satisfaction, revenue growth and profit. From 1990 to 1994, Mr. Heafy served as Manager of Information Services for the City of Coral Springs, Florida. His major responsibilities included the successful implementation of a multi-million dollar information technology project. From 1987 to 1990, Mr. Heafy served as Program Manager for CACI, Inc., Federal division. Prior to 1987, Mr. Heafy served in various technical management and staff capacities with the United States Marine Corps.

     Mr. Edward A. Moses was appointed as a member of the Company's Board of Directors in December 1998. Mr. Moses was appointed a director of DemandStar, a subsidiary of the Company, in November 1999 and serves as a part-time consultant to DemandStar. Mr. Moses served as dean of the Roy E. Crummer Graduate School of Business at Rollins College from 1994 until 2000, and currently serves as Bank of America professor of finance. From 1985 to 1989 he served as dean and professor of finance at the University of North Florida. He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida, and currently serves as a faculty member in the Graduate School of Banking of the South. Mr. Moses also serves as a director of CNL Health Care Properties, Inc., a publicly-held real estate holding company. Mr. Moses received a B.S. in Accounting from the Wharton School at the University of Pennsylvania and a Masters of Business Administration and Ph.D. in finance from the University of Georgia in 1971.

     Mr. O.F. Ramos joined the Company in June 1998 and was appointed to the Board of Directors in August 1998. He currently serves as Chief Executive Officer, President and a director of DemandStar, a subsidiary of the Company. Formerly, Mr. Ramos served as Executive Vice President of the Company and President of HTE-UCS, Inc., a wholly-owned subsidiary of the Company from June 1998 to November 1999. From 1986 to 1998, Mr. Ramos served as the President and Chief Executive Officer of UCS, Inc. As the co-founder of UCS, Inc., he was responsible for the corporate direction and financial development of that company and for overseeing operations. Prior to 1986, Mr. Ramos served in various engineering and management capacities at Motorola, Inc., where he was responsible for the development of diverse software and hardware projects for several platforms.

     Mr. George P. Keeley was appointed as a member of the Company's Board of Directors in July 2000. From 1985 to 1996 Mr. Keeley was Chairman of the Board of PQ Corporation, a privately held, global manufacturer of industrial and specialty chemicals. From 1986 to 1997, he was General Partner of Meridian Venture Partners, a pre-IPO investor in HTE. From 1979 to 1993, he was the CEO and owner of Keeley Management Company, a specialized investment banking firm. Over the years, Mr. Keeley served as a director of many other public and private companies. He was Chairman of both the Buckeye Pipeline Company and the Detroit Toledo and Ironton Railroad. In addition to his board position with HTE, Mr. Keeley is a director of the Clearfield Companies, an oil and natural gas transport and propane distribution company and of the Rockland Growth Fund, a small cap mutual fund.

     Mr. Mark H. Leonard was appointed as a member of the Company's Board of Directors in November 2000. Since July 1995, Mr. Leonard has been President and a director of Constellation Software, Inc., of Toronto. Constellation Software, Inc. is a vendor of mission critical software packages and related services of mid-sized enterprises. Certain subsidiaries of Constellation Software, Inc. compete with the Company with respect to some of its products. Mr. Leonard serves on the boards of various affiliates of Constellation Software, Inc. and various other private companies.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and greater than ten percent shareholders (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC and NASDAQ. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2000, all the Reporting Persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company reimburses all directors for the expenses incurred in attending meetings of the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for service as directors. Directors who are not full-time employees receive $1,000 per day for attending Board and committee meetings and are eligible for stock awards or option grants under the Company's 1997 Employee Incentive Compensation Plan. During 2000, the Company granted to each of George Keeley and Mark Leonard options to acquire 10,000 shares of the Company's common stock. These options have exercise prices of $1.45 for Mr. Keeley and $1.50 for Mr. Leonard and vest over three-year periods. Additionally, the Company granted to each of Bernard Markey and L.A. Gornto, Jr. options to acquire 25,000 shares of the Company's common stock. These options are exercisable at $1.50 and vest based on the amount of days worked on the Company's business. During fiscal year 1999, the Company granted to Bernard Markey options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest over a one-year period. The Company also granted to Edward Moses an option to acquire 3,333 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest after one year. In 1999, the Company granted to L.A. Gornto, Jr. options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.41 per share and vest immediately. Additionally, in 1999, the Company granted to O.F. Ramos an option to acquire 20,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest immediately. During fiscal year 1998, the Company granted to Mr. Moses an option to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $8.38 per share and vest over a three-year period. All of the options were granted under the Company's 1997 Employee Incentive Compensation Plan.

                  INFORMATION REGARDING EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal years ended December 31, 2000, 1999 and 1998 with respect to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who served as such on December 31, 2000, and whose total annual salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000 (the "Named Executive Officers").

                                                                               LONG-TERM
                                                                              COMPENSATION
                                               ANNUAL COMPENSATION(1)            AWARDS
                                          ---------------------------------    SECURITIES
                               FISCAL                          OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR      SALARY    BONUS(2)   COMPENSATION    OPTIONS(#)    COMPENSATION
---------------------------  ----------   -------   --------   ------------   ------------   ------------
Joseph M. Loughry, III.....  12/31/2000   258,750        --        --             --            60,000(4)
  President and Chief        12/31/1999        --        --        --             --                --
  Executive Officer          12/31/1998        --        --        --             --                --
Gilbert O. Santos..........  12/31/2000   170,000        --        --             --             4,600(3)
  Vice President -- Product  12/31/1999   154,166        --        --             --            22,505(4)
  Solutions and Business     12/31/1998    42,115        --        --             --            27,897(4)
  Development
Brian B. Heafy.............  12/31/2000   170,000        --        --             --             4,375(3)
  Vice President -- Public   12/31/1999   146,667        --        --             --             1,650(3)
  Safety and Justice         12/31/1998   113,591        --        --             --             1,650(3)
Susan D. Falotico(5).......  12/31/2000   155,833        --        --             --            63,435(7)
  Vice President and Chief   12/31/1999   102,500        --        --             --           118,000(6)
  Financial Officer          12/31/1998   135,000    53,325        --             --             4,050(3)
William C. Barnett.........  12/31/2000   141,426        --        --             --             3,395(3)
  Vice
    President -- Integrated  12/31/1999   113,182        --        --             --             2,822(3)
  Solutions                  12/31/1998    94,060    13,698        --             --             3,029(3)

---------------

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officers. The aggregate amount of such compensation for each Named Executive Officer is less than 10% of the total annual salary and bonus.
(2) The Company has had a policy of granting discretionary annual bonuses to its executive officers and employees based primarily on certain performance criteria. The Board of Directors intends to continue this policy in the future. See "Annual Incentive Compensation Bonuses."
(3) Represents matching contributions to the accounts of the Named Executive Officers under the Company's 401(k) savings plan.
(4) Represents relocation moving expenses.
(5) Ms. Falotico was employed as an officer of the Company until July 19, 1999. She served as interim CFO from September 13, 1999 to January 28, 2000, at which time she was re-appointed as an officer of the Company.
(6) Represents $58,950 in contract employment as an interim Chief Financial Officer, $55,000 in severance and $4,050 in matching contributions to Ms. Falotico's account under the Company's 401(k) savings plan.
(7) Represents $17,460 in contract employment as an interim Chief Financial Officer, $41,250 in severance and $4,725 in matching contributions to Ms. Falotico's account under the Company's 401(k) savings plan.

STOCK OPTIONS GRANTED IN FISCAL 2000

     The following table sets forth certain information concerning grants of options made during fiscal 2000 to the Named Executive Officers.

                                                                                  POTENTIAL REALIZED VALUE
                                            PERCENT                                  AT ASSUMED ANNUAL
                            NUMBER OF       OF TOTAL                                RATES OF STOCK PRICE
                            SECURITIES    OPTIONS/SARS   EXERCISE                     APPRECIATION FOR
                            UNDERLYING     GRANTED TO     OR BASE                       OPTION TERM
                           OPTIONS/SARS    EMPLOYEES       PRICE     EXPIRATION   ------------------------
NAME                        GRANTED(#)      IN 2000      ($/SH)(2)      DATE        5%($)        10%($)
----                       ------------   ------------   ---------   ----------   ---------    -----------
Joseph M. Loughry, III...    400,000           31%         $2.88     3/13/2010    $723,229     $1,832,804
Gilbert O. Santos........         --           --             --            --          --             --
Brian B. Heafy...........         --           --             --            --          --             --
Susan D. Falotico........     25,000            2           3.00      3/7/2010      47,167        119,531
William C. Barnett.......     17,875            1           1.94     4/17/2010      21,780         55,196
William C. Barnett.......     10,000            1           2.00     4/20/2010      12,578         31,875

---------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.
(2) Fair market value as of the date of grant.

AGGREGATE STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning option exercises in fiscal 2000, the number of stock options held by the Named Executive Officers as of December 31, 2000 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                           OPTIONS/SARS HELD AT        IN-THE-MONEY OPTIONS/SARS
                          NUMBER OF                         FISCAL YEAR-END(#)           AT FISCAL YEAR END(1)
                       SHARES ACQUIRED      VALUE      ----------------------------   ----------------------------
NAME                   ON EXERCISE(#)    REALIZED($)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                   ---------------   -----------   -----------    -------------   -----------    -------------
Joseph M. Loughry,
  III................          --              --         3,334          406,666         $ --            $ --
Gilbert O. Santos....      10,171          25,428        22,457           67,372           --              --
Brian B. Heafy.......      20,300          50,750        32,713           46,987           --              --
Susan D. Falotico....      10,700          16,619        71,100           46,200           --              --
William C. Barnett...          --              --        13,903           37,147           --              --

---------------

(1) The closing sale price for the Company's common stock as reported by the NASDAQ National Market System on December 31, 2000 was $0.91 per share. Value is calculated by multiplying (a) the difference between $0.91 and the option exercise price by (b) the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

     Effective January 17, 2000, the Company entered into an employment agreement with Joseph M. Loughry, III, the Company's President and Chief Executive Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Loughry's current base salary is $270,000. Mr. Loughry's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for an initial term through January 17, 2004. At the end of the initial term, the agreement automatically renews and continues until terminated by either of the parties upon no less than 90 days notice. The agreement provides for a nine month severance arrangement upon termination without "Cause" if within the first two years of the initial employment agreement, and for a period of six months thereafter. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for two years thereafter.

Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     Effective September 1998, the Company entered into an employment agreement with Gilbert O. Santos, the Company's Vice President -- Product Solutions and Business Development, and, in October 1999, the Company amended his agreement. The amended agreement provides for a base salary and incentive compensation payments based on performance. Mr. Santos' current base salary is $170,000. Mr. Santos' agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for a two-year initial term with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     Effective October 19, 1999, the Company entered into an employment agreement with Brian B. Heafy, the Company's Vice President -- Public Safety and Justice. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Heafy's current base salary is $170,000. Mr. Heafy's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for a two-year initial term with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     On January 28, 2000, the Company entered into an employment agreement with Susan D. Falotico, the Company's Vice President and Chief Financial Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Ms. Falotico's current base salary is $170,000. Ms. Falotico's agreement provides for a bonus aggregating up to a maximum of 50% of her annual base salary if certain performance goals are met. The agreement provides for an initial term through December 31, 2001 with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause", the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

     Effective May 10, 2000, the Company entered into an employment agreement with William C. Barnett, the Company's Vice President -- Integrated Solutions. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Barnett's current base salary is $150,000. Mr. Barnett's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for an initial term ending December 31, 2000, with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation.

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

EMPLOYEE INCENTIVE COMPENSATION PLAN

     The Employee Incentive Compensation Plan was established by the Company in January 1997. The plan is currently administered by the Company's Board of Directors which has broad powers to administer and interpret the plan. The purpose of the employee Incentive Compensation plan is to attract and retain key employees and consultants of the company, to provide an incentive for them to achieve long range performance goals, and to enable them to participate in the long term growth of the Company. The Employee Incentive Compensation plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 3,700,000 shares of common stock for grants under the Employee Incentive Compensation plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2000, the Company had options (both incentive and nonstatutory) for a total of 2,282,085 shares of the Company's common stock outstanding, leaving a total of 1,247,925 shares available for future grants. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan was approved by the Board of Directors in July 1997 and approved by the Company's shareholders at the 1998 annual meeting. It is currently administered by the Company's Board of Directors who has broad powers to administer and interpret the plan. The employee stock purchase plan permits employees to purchase stock of the company at a favorable price and possibly with favorable tax consequences to the participants. All employees (including officers) of the Company or of those subsidiaries designated by the Board who are regularly scheduled to work at least 20 hours per week and more than five months per year are eligible to participate in any purchase periods of the plan after completing 90 days of continuous employment. However, any participant who would own (as determined under the internal revenue code), immediately after the grant of an option, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company will not be granted an option under the plan. As of December 31, 2000, 216,418 shares of common stock remain available for issuance under the plan.

     Under the Employee Stock Purchase Plan, eligible employees may elect to participate in the plan on January 1 or July 1 of each year. On the date he becomes a participant, and on the first business day in

January and July thereafter, subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30 and December 31 during which he is a participant. Upon enrollment in the plan, the participant authorizes a payroll deduction, on an after-tax basis, in an amount of not less than 1% and not more than 25% of the participant's compensation on each payroll date. Unless the participant withdraws from the plan, the participant's option for the purchase of shares is exercised automatically on each exercise date, and paid for with the accumulated plan contributions. The option exercise price per share may not be less than 85% of the lower of the market price on the first day of the offering period or the market price on the exercise date, unless the participant's entry date is not the first day of the offering period, in which case the exercise price may not be lower than 85% of the market price of the common stock on the entry date.

     As of December 31, 2000, 583,582 shares of common stock had been purchased under the Employee Stock Purchase Plan. If any option granted under the plan expires or terminates for any reason other than having been exercised in full, the unpurchased shares subject to that option will again be available for purposes of the plan.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

GENERAL

     During fiscal year 2000, the Compensation Committee of the Board of Directors consisted of Bernard B. Markey, Edward A. Moses, George P. Keeley and O.F. Ramos. (Effective July 27, 2000, George P. Keeley and O.F. Ramos were added to the Compensation Committee and Bernard B. Markey resigned.) Each Compensation Committee member is a non-employee director of the Company. The Compensation Committee administers the Company's executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

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

                                          Respectfully submitted,

                                          THE COMPENSATION COMMITTEE
                                          George P. Keeley
                                          Edward A. Moses
                                          O.F. Ramos

                            STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's common stock (Company Index) with the cumulative total return of the NASDAQ Stock Market (Market Index) and the NASDAQ Computer and Data Processing Stocks (Peer Index) for the period commencing June 11, 1997 (the date on which trading in the Company's common stock commenced) through December 31, 2000, assuming an investment of $100 and the reinvestment of any dividends. The base price for the Company's common stock is the initial public offering price of $5.50 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's common stock.

                                                      COMPANY INDEX               MARKET INDEX                 PEER INDEX
                                                      -------------               ------------                 ----------
6/11/1997                                                100.000                     100.000                     100.000
12/31/1997                                               195.294                     112.264                     104.876
12/31/1998                                                94.118                     158.289                     187.090
12/31/1999                                               112.941                     294.156                     411.216
12/29/2000                                                17.059                     176.848                     189.234

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 8, 2001 with respect to the beneficial ownership of the Company's common stock by: (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

                                                                 SHARES      PERCENTAGE OF
                                                              BENEFICIALLY    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)                      OWNED(3)     SHARES OWNED
------------------------------------------                    ------------   -------------
Tyler Technologies, Inc.(4).................................   5,618,952          32%
  2800 West Mockingbird Lane
  Dallas, TX 75235
L.A. Gornto, Jr.(5).........................................     361,911           2%
O.F. Ramos(6)...............................................     234,035           1%
Brian B. Heafy(7)...........................................      32,713            *
Bernard B. Markey(8)........................................     122,811           1%
Susan D. Falotico(9)........................................      91,165           1%
Gilbert O. Santos(10).......................................      22,457            *
Joseph M. Loughry, III(11)..................................     105,812           1%
Edward A. Moses(12).........................................      39,611            *
George P. Keeley............................................      91,505           1%
Mark H. Leonard(13).........................................     970,911           6%
William C. Barnett(14)......................................      25,495            *
All executive officers and directors as a group (13
  persons)..................................................   2,126,412          12%

---------------

  *  Less than one percent
 (1) Except as otherwise noted, and subject to community property laws where applicable, each person named in the table has sole voting and investment power with respect to all securities owned by such person.
 (2) Unless otherwise noted, the address of each person or entity listed is H.T.E., Inc., 1000 Business Center Drive, Lake Mary, Florida 32764.
 (3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof either from the exercise of options or from the conversion of a security.
 (4) It is the Company's position that these shares are non-voting shares since they were acquired in a transaction subject to the control share acquisition provisions of Florida's statutes.
 (5) Includes 281,800 shares of common stock that Mr. Gornto may acquire within 60 days from the date hereof upon exercise of stock options.
 (6) Includes 20,000 shares of common stock that Mr. Ramos may acquire within 60 days from the date hereof upon exercise of stock options.
 (7) Includes 32,713 shares of common stock that Mr. Heafy may acquire within 60 days from the date hereof upon exercise of stock options.
 (8) Includes 11,200 shares of common stock that Mr. Markey may acquire within 60 days from the date hereof upon exercise of stock options.
 (9) Includes 86,700 shares of common stock that Ms. Falotico may acquire within 60 days from the date hereof upon exercise of stock options.
(10) Includes 22,457 shares of common stock that Mr. Santos may acquire within 60 days from the date hereof upon exercise of stock options.
(11) Includes 53,334 shares of common stock that Mr. Loughry may acquire within 60 days from the date hereof upon exercise of stock options.
(12) Includes 10,000 shares of common stock that Mr. Moses may acquire within 60 days from the date hereof upon exercise of stock options.
(13) Includes 959,800 shares held by Constellation Software, Inc., of which Mr. Leonard is President.

(14) Includes 21,982 shares of common stock that Mr. Barnett may acquire within 60 days from the date hereof upon exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L.A. Gornto, Jr., the Company's Executive Vice President, General Counsel and Secretary, has performed certain legal services for the Company through his law firm, L.A. Gornto, Jr., P.A., for which the Company paid approximately $189,000 during fiscal 2000, and from which office rent, secretarial and certain other expenses incurred by Mr. Gornto in providing such services were paid.

     O.F. Ramos, a director of the Company, entered into a three-year employment agreement with DemandStar, a subsidiary of the Company at the time, effective November 1, 1999, under which he served as DemandStar's Chief Executive Officer. The agreement provides for an annual salary of $160,000 and incentive compensation payments based on performance. Pursuant to the employment agreement, Mr. Ramos was granted stock options under DemandStar's stock option plan to purchase an aggregate of 990,000 shares of DemandStar common stock at $1.00 per share. The options have various vesting schedules. In connection with the acquisition of DemandStar by Onvia, Mr. Ramos entered into an amended and restated employment agreement pursuant to which he became an officer of Onvia following the merger.

     Bernard B. Markey, a director of the Company, and L.A. Gornto, Jr., a director and officer of the Company, entered into three-year part-time employment agreements with DemandStar, effective December 15, 1999, under which Mr. Markey served as a financial assistant to DemandStar's principal executive officers and Mr. Gornto served as Chief Financial Officer, Executive Vice President, Secretary and General Counsel. Each agreement provides for an annual salary of $12,000 for up to 200 hours of each such executive's time per year. If either executive is required to devote more than 16 hours of time in any particular month, then he will be paid $1,000 per day in addition to his base salary. Further, Mr. Gornto's agreement provides for a mutually agreed higher compensation amount if he devotes more than 40 hours in any calendar month to DemandStar. Pursuant to the employment agreements, each executive received options to purchase an aggregate of 90,000 shares of DemandStar common stock at $1.00 per share, with incremental vesting schedules. In connection with the acquisition of DemandStar by Onvia, the employment agreements of Messrs. Markey and Gornto were amended to provide post-merger consulting services.

     On December 15, 1999, DemandStar entered into a three-year consulting agreement with Edward Moses, a director of the Company, pursuant to which Mr. Moses provides consulting services to DemandStar regarding strategic planning, operations matters, growth and development matters and other areas as requested by DemandStar. In exchange for those services, DemandStar granted Mr. Moses options to purchase a total of 90,000 shares of DemandStar common stock at $1.00 per share, which options vest incrementally. In connection with the acquisition of DemandStar by Onvia, Mr. Moses' consulting agreement was amended to provide post-merger consulting services.

     In connection with DemandStar's rights offering, the Company and O.F. Ramos, L.A. Gornto, Jr., Bernard B. Markey, and Edward A. Moses, directors of the Company, agreed to add capital to DemandStar in the event DemandStar did not receive $5,000,000 in gross proceeds from its rights offering. In consideration of such a commitment, DemandStar issued a total of 1,000,000 warrants to the Company and Messrs. Ramos, Gornto, Markey and Moses, entitling them to purchase an aggregate of 1,000,000 shares of DemandStar common stock at an exercise price of $2.00 per share. Of that total amount, each of the individuals received warrants to purchase 125,000 shares of DemandStar common stock and the Company received warrants to purchase 500,000 shares of DemandStar common stock. At the time the warrants were issued, they were independently appraised at $0.05 per warrant. As a result of the acquisition of DemandStar by Onvia effected on March 5, 2001, the DemandStar warrants held by the Company and each of Messrs. Ramos, Gornto, Markey and Moses converted to Onvia warrants and the number of underlying shares and exercise price were adjusted by the 0.60 exchange ratio.

     In DemandStar's rights offering, Messrs. O.F. Ramos, Bernard B. Markey, L.A. Gornto, Jr., and Edward Moses acquired for $1.00 per share an aggregate of 656,821 restricted shares of DemandStar common stock, representing the rights to which they were entitled in the rights offering. Messrs. Ramos, Markey and Moses, together with certain other officers of DemandStar, purchased from the shares of unsubscribed common stock available on the closing date of DemandStar's rights offering, an additional 718,568 shares of common stock for $1.00 per share. The acquisition was made to assure of DemandStar sufficient initial capital from its rights offering. All shares issued to Messrs. Ramos, Gornto, Markey, Moses and the other participating officers were restricted shares.

     As a result of the acquisition of DemandStar by Onvia effected on March 5, 2001, the DemandStar shares held by Messrs. Ramos, Gornto, Markey and Moses were converted to Onvia common stock in accordance with the 0.60 exchange ratio.

     The Company entered into an unsecured loan agreement with DemandStar, which has a principal amount of $1,750,000. Interest accrues on the outstanding principal and accrued interest at 8 percent per annum. In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement). The Agreement deferred the payment of the principal and interest due October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DemandStar to repay the 10-31-00 Note Payment by issuing equity securities to the Company only if DemandStar issues a new equity security in a third party transaction in which equity capital in excess of $3,000,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increases the interest rate from 8 to 10 percent per annum effective November 1, 2000, and requires DemandStar to pay the Company a one-time modification fee of $10 on or before January 15, 2001. The note, as amended by the Agreement, is payable in four installments of $450,000, $350,000, $450,000 and $500,000 on October 31, 2001, 2002, 2003 and 2004, respectively.

     In November 2000, the Company entered into an agreement with Mark H. Leonard, Constellation Software, Inc. and its Board of Directors ("the Agreement"), pursuant to which Mr. Leonard was appointed to the Company's Board of Directors (the "Board") for a two-year term expiring on the date of the annual meeting in 2002. Since Constellation Software, Inc. competes with the Company with respect to some of its products and services, the Agreement limits Mr. Leonard's access to and disclosure of confidential competitive information of the Company and requires Constellation Software, Inc. to vote its shares consistent with the recommendation of the Company's Board during Mr. Leonard's term as a director of the Company or 90 days after resignation, whichever is earlier. In addition, it requires all directors to vote consistent with the recommendation of the Board and limits the transfer of the Company's shares owned by Constellation Software, Inc. for that same period. The Agreement also limits the number of shares Constellation Software, Inc. and the directors can purchase and any involvement with proxy solicitation without prior written consent of the Company until the day after the annual meeting in 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1999 and 2000...........  F-3
  Statements of Operations for the years ended December 31,
     1998, 1999 and 2000....................................  F-4
  Statements of Stockholders' Equity and Comprehensive
     Income (Loss) for the years ended December 31, 1998,
     1999 and 2000..........................................  F-5
  Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on October 23, 2000, indicating the Company issued a press release that responded to public statements made by Tyler Technologies, Inc.

(C) EXHIBIT INDEX

NUMBER                                    NAME
------                                    ----
 1.1     --   Form of Underwriting Agreement(1)
 3.1     --   Amended Articles of Incorporation(1)
 3.11    --   Articles of Amendment to Articles of Incorporation(2)
 3.2     --   Amended and Restated Bylaws(1)
10.1     --   Registrant's 1997 Employee Incentive Compensation Plan, as
              amended(3)
10.2     --   Registration Rights Agreement(1)
10.3     --   Form of Stock Option Agreement(1)
10.4     --   Form of Indemnification Agreement between the Registrant and each of its Directors and certain executive officers(1)
10.5     --   Form of Employment Agreement for L.A. Gornto, Jr.(1)
10.6     --   Form of Employment Agreement for certain other employees(1)
10.7     --   Lease agreement (Heathrow International Business Center,
              Lake Mary, Florida)(1)
10.8     --   1997 Employee Stock Purchase Plan, as amended(4)
10.9     --   Agreement and Plan of Merger (acquisition of UCS, Inc.)(5)
10.10    --   Amendment to Agreement and Plan of Merger (acquisition of
              UCS, Inc.)(5)
10.11    --   Employment Agreement with Joseph M. Loughry, III(6)
10.12    --   Employment Agreement with Ronald E. Goodrow(6)
10.13    --   Employment Agreement with Susan D. Falotico(6)
10.14    --   Employment Agreement with Gilbert O Santos(6)
10.15    --   Employment Agreement with William C. Barnett(6)
10.16    --   Employment Agreement with Brian B. Heafy(6)
10.17    --   Employment Agreement with James T. Vickers(6)
21.0     --   Subsidiaries of the Registrant(6)
23.1     --   Consent of Arthur Andersen LLP(6)

---------------

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-22637).
(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1998.
(3) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52552)
(4) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52566)
(5) Incorporated by reference to Registrant's Form 8-K dated June 1, 1998.
(6) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.T.E., INC.

                                          /s/   JOSEPH M. LOUGHRY, III
                                          --------------------------------------
                                                  Joseph M. Loughry, III
                                          President and Chief Executive Officer
                                            and Director (principal executive
                                                         officer)

Date: March 29, 2001

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

                    SIGNATURE                                    TITLE                    DATE
                    ---------                                    -----                    ----

            /s/ JOSEPH M. LOUGHRY, III              President and Chief Executive    March 29, 2001
--------------------------------------------------    Officer and Director
              Joseph M. Loughry, III                  (principal
                                                      executive officer)

              /s/ BERNARD B. MARKEY                 Chairman of the Board            March 29, 2001
--------------------------------------------------    of Directors
                Bernard B. Markey

               /s/ L.A. GORNTO, JR                  Executive Vice President,        March 29, 2001
--------------------------------------------------    General Counsel, Secretary
                 L.A. Gornto, Jr.                     and Director

              /s/ SUSAN D. FALOTICO                 Vice President, Chief Financial  March 29, 2001
--------------------------------------------------    Officer (principal financial
                Susan D. Falotico                     officer)

                  /s/ O.F. RAMOS                    Director                         March 29, 2001
--------------------------------------------------
                    O.F. Ramos

                 /s/ EDWARD MOSES                   Director                         March 29, 2001
--------------------------------------------------
                   Edward Moses

               /s/ GEORGE P. KEELEY                 Director                         March 29, 2001
--------------------------------------------------
                 George P. Keeley

                                                    Director
--------------------------------------------------
                 Mark H. Leonard

                           HTE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss)...............................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of H.T.E., Inc.:

     We have audited the accompanying consolidated balance sheets of H.T.E., Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 1998, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of H.T.E., Inc. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Tampa, Florida,
February 9, 2001

                           HTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,901   $  9,762
  Trade accounts receivable, less allowance of $2,074 and
    $2,018 for doubtful accounts at December 31, 1999 and
    2000, respectively......................................    33,407     23,543
  Deferred income taxes.....................................     5,614      2,263
  Note receivable, current portion..........................        --        450
  Other current assets......................................     1,714      1,599
                                                              --------   --------
         Total current assets...............................    47,636     37,617
                                                              --------   --------
Equipment, furniture and fixtures, net......................     3,839      3,633
                                                              --------   --------
Other assets:
  Computer software development costs, net of accumulated
    amortization of $13,613 and $17,051 at December 31, 1999
    and 2000, respectively..................................     5,653      5,427
  Other intangible assets, net..............................     2,381        325
  Deferred income taxes.....................................     1,254      3,793
  Note receivable, long-term................................        --      1,300
  Investment in DSI.........................................        --      2,164
  Deposits..................................................       246        247
                                                              --------   --------
         Total other assets.................................     9,534     13,256
                                                              --------   --------
                                                              $ 61,009   $ 54,506
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,701   $  2,763
  Accrued liabilities.......................................    11,965      5,661
  Deferred revenue..........................................    25,562     26,587
  Note payable, current portion.............................        --        625
                                                              --------   --------
         Total current liabilities..........................    41,228     35,636
                                                              --------   --------
Long-term liabilities:
  Note payable, long-term...................................        --        625
  Deferred lease commitment.................................       475        448
                                                              --------   --------
         Total long-term liabilities........................       475      1,073
                                                              --------   --------
Commitments and Contingencies (Notes 10 and 11)
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,401,110 and 17,239,890 shares issued and
    outstanding as of December 31, 1999 and 2000............       174        172
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding.................        --         --
  Additional paid-in capital................................    30,890     31,493
  Accumulated deficit.......................................   (11,722)   (15,693)
  Equity from investment in subsidiary......................        --      2,470
  Cumulative translation adjustment.........................       (36)       (59)
  Unrealized loss on investment.............................        --       (586)
                                                              --------   --------
         Total stockholders' equity.........................    19,306     17,797
                                                              --------   --------
                                                              $ 61,009   $ 54,506
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998       1999      2000
                                                              -------   --------   -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software licenses.........................................  $43,277   $ 24,641   $11,259
  Professional services.....................................   20,870     28,575    14,947
  Hardware..................................................   15,516     14,945     3,725
  Maintenance and other.....................................   17,793     25,772    31,605
  Resource management.......................................    1,449      2,275     1,955
                                                              -------   --------   -------
          Total revenues....................................   98,905     96,208    63,491
                                                              -------   --------   -------
Expenses:
  Cost of software licenses.................................    8,843      7,489     5,380
  Cost of professional services.............................   13,399     17,294    11,719
  Cost of hardware..........................................   13,050     12,437     3,178
  Cost of maintenance and other.............................   10,041     10,350     9,315
  Cost of resource management...............................      918      1,440     1,168
  Research and development..................................   14,048     19,294    14,189
  Sales and marketing.......................................   20,526     20,116    12,170
  General and administrative................................   15,614     18,779    13,469
  Contract judgement and settlement, employee termination
     benefits and other costs...............................      552     12,927    (1,131)
                                                              -------   --------   -------
          Total operating expenses..........................   96,991    120,126    69,457
                                                              -------   --------   -------
INCOME (LOSS) FROM OPERATIONS...............................    1,914    (23,918)   (5,966)
INTEREST INCOME, NET........................................     (321)      (154)     (423)
                                                              -------   --------   -------
INCOME (LOSS) BEFORE INCOME TAXES...........................    2,235    (23,764)   (5,543)
INCOME TAXES:
  Deferred tax provision related to acquisitions............      339         --        --
  Provision (benefit) for income taxes (Note 9).............      914     (8,898)   (2,162)
                                                              -------   --------   -------
NET INCOME (LOSS)...........................................  $   982   $(14,866)  $(3,381)
                                                              =======   ========   =======
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $  0.06   $  (0.86)  $ (0.19)
                                                              =======   ========   =======
  Diluted...................................................  $  0.06   $  (0.86)  $ (0.19)
                                                              =======   ========   =======
PRO FORMA NET INCOME DATA (UNAUDITED):
  Income (loss) before income taxes.........................  $ 2,235   $(23,764)  $(5,543)
  Pro forma provision (benefit) for income taxes............      864     (8,898)   (2,162)
                                                              -------   --------   -------
PRO FORMA NET INCOME (LOSS).................................  $ 1,371   $(14,866)  $(3,381)
                                                              -------   --------   -------
PRO FORMA NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $  0.08   $  (0.86)  $ (0.19)
                                                              =======   ========   =======
  Diluted...................................................  $  0.08   $  (0.86)  $ (0.19)
                                                              =======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                    COMMON STOCK     ADDITIONAL   RETAINED     EQUITY FROM    CUMULATIVE    UNREALIZED
                                   ---------------    PAID-IN     EARNINGS    INVESTMENT IN   TRANSLATION    LOSS ON
                                   SHARES   AMOUNT    CAPITAL     (DEFICIT)    SUBSIDIARY     ADJUSTMENT    INVESTMENT    TOTAL
                                   ------   ------   ----------   ---------   -------------   -----------   ----------   --------
Balance, December 31, 1997.......  16,473    $165     $27,999     $  2,122       $   --          $  6        $     --    $ 30,292
  Stock issued in connection with
    UCS merger...................      24      --          (2)          --           --            --              --          (2)
  Proceeds from exercise of stock
    options......................     147       1         613           --           --            --              --         614
    Proceeds from issuance of
      stock under benefit plan...      97       1         765           --           --            --              --         766
  Stock issued in connection with
    Phoenix acquisition..........     272       3          --           40           --            --              --          43
  Tax benefit associated with
    stock options................      --      --         286           --           --            --              --         286
  Comprehensive income:
    Net income...................      --      --          --          982           --            --              --
    Translation adjustment.......      --      --          --           --           --           (42)             --
        Total comprehensive
          income.................      --      --          --           --           --            --              --         940
                                   ------    ----     -------     --------       ------          ----        --------    --------
Balance, December 31, 1998.......  17,013     170      29,661        3,144           --           (36)             --      32,939
  Proceeds from exercise of stock
    options......................      89       1          85           --           --            --              --          86
  Proceeds from issuance of stock
    under benefit plan...........     299       3       1,066           --           --            --              --       1,069
  Compensation from stock
    options......................      --      --          13           --           --            --              --          13
  Tax benefit associated with
    stock options................      --      --          65           --           --            --              --          65
  Comprehensive loss:
    Net loss.....................      --      --          --      (14,866)          --            --              --
    Translation adjustment.......      --      --          --           --           --            --              --
        Total comprehensive
          loss...................      --      --          --           --           --            --              --     (14,866)
                                   ------    ----     -------     --------       ------          ----        --------    --------
Balance, December 31, 1999.......  17,401     174      30,890      (11,722)          --           (36)             --      19,306
  Proceeds from exercise of stock
    options......................      51       1         113           --           --            --              --         114
  Proceeds from issuance of stock
    under benefit plan...........     187       2         379           --           --            --              --         381
  Proceed from issuance of
    stock........................      44      --         124           --           --            --              --         124
  Repurchase of common stock.....    (443)     (5)                    (590)          --            --              --        (595)
  Compensation from stock
    options......................      --      --          19           --           --            --              --          19
  Comprehensive loss:
    Net loss.....................      --      --          --       (3,381)          --            --              --
    Unrealized loss on
      investment.................      --      --          --           --           --            --            (586)
    Translation adjustment.......      --      --          --           --           --           (23)             --
    Equity from investment in
      subsidiary.................      --      --         (32)          --        2,470            --              --
        Total comprehensive
          loss...................      --      --          --           --           --            --              --      (1,552)
                                   ------    ----     -------     --------       ------          ----        --------    --------
Balance, December 31, 2000.......  17,240    $172     $31,493     $(15,693)      $2,470          $(59)       $   (586)   $ 17,797
                                   ======    ====     =======     ========       ======          ====        ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (NOTE 14)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998       1999      2000
                                                              --------   --------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $    982   $(14,866)  $(3,381)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     4,935      5,865     5,639
    Loss on disposal of equipment, furniture and fixtures...        43         57        34
    Loss from discontinuation of product line...............        --      1,138       195
    Compensation due to stock options.......................        --         13        19
    Deferred income taxes...................................     1,050     (8,898)     (459)
    Tax benefit associated with stock options...............       286         65        --
  Changes in operating assets and liabilities, net of effect of acquisitions-
    Increase in assets-
      Trade accounts receivable, net........................   (17,586)     7,228     9,841
      Income tax receivable.................................    (3,050)     3,050        --
      Other current assets..................................    (2,879)     2,633       201
      Deposits..............................................       (86)        37       (10)
    Increase (decrease) in liabilities-
      Accounts payable......................................     2,722     (2,155)     (315)
      Accrued liabilities...................................       738      5,992    (4,775)
      Deferred revenue......................................     9,345      3,226     1,331
      Deferred lease commitment.............................       212         90       (27)
                                                              --------   --------   -------
    Net cash provided by (used in) operating activities.....    (3,288)     3,475     8,293
                                                              --------   --------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (2,595)      (925)   (1,699)
  Increase in restricted cash...............................     1,574         --        --
  Cash paid for acquisitions................................    (2,213)    (1,000)       --
  Spin-off of subsidiary....................................        --         --      (923)
  Computer software development costs.......................    (4,684)    (3,357)   (2,811)
                                                              --------   --------   -------
         Net cash used in investing activities..............    (7,918)    (5,282)   (5,433)
                                                              --------   --------   -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................     1,380      1,155       619
  Repurchase of common stock................................        --         --      (595)
  Decrease in due to stockholders...........................    (1,213)        --        --
                                                              --------   --------   -------
         Net cash provided by financing activities..........       167      1,155        24
                                                              --------   --------   -------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................       (42)        --       (23)
                                                              --------   --------   -------
Net (decrease) increase in cash and cash equivalents........   (11,081)      (652)    2,861
Cash and cash equivalents, beginning of period..............    18,634      7,553     6,901
                                                              --------   --------   -------
Cash and cash equivalents, end of period....................  $  7,553   $  6,901   $ 9,762
                                                              ========   ========   =======
Supplemental schedules of cash flow information
  Cash paid for interest....................................  $     49   $     61   $    27
  Cash refund for income taxes..............................        --         --     1,703
  Cash paid for income taxes................................     4,031         --        --

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     The accompanying consolidated financial statements include the accounts of H.T.E., Inc. (HTE), a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc., a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation and DemandStar.com, Inc. (DSI), a Florida corporation through April 30, 2000 (see below)(collectively, the Company). The Company develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. The Company was also engaged in remarketing IBM hardware systems to run in concert with their application software. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR. The effect of the Company's foreign operations on the accompanying consolidated financial statements was not material.

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

     Pursuant to a registration statement on Form S-1 (File No. 333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 30, 2000 are included in the Company's consolidated financial statements since the Company's ownership of DSI was reduced to 16.4 percent as of May 1, 2000, and the Company's investment in DSI is accounted for using the cost method after that. In addition, the spin-off resulted in a gain of $2,470 which is recorded as equity from investment in subsidiary in comprehensive loss in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). Subsequent to year-end, DSI stock was acquired by Onvia.com, Inc. (Onvia) in a stock for stock transaction. See Note 13.

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

  Trade Accounts Receivable

     Included in trade accounts receivable at December 31, 1999 and 2000, are unbilled receivables of $4,634 and $2,613, respectively. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1998     1999      2000
                                                            ------   -------   ------
Balance at the beginning of the period....................  $  617   $ 1,351   $2,074
Provision.................................................     934     2,237       85
Write-offs................................................    (200)   (1,514)    (141)
                                                            ------   -------   ------
Balance at the end of the period..........................  $1,351   $ 2,074   $2,018
                                                            ======   =======   ======

  Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, which do not extend the useful lives of the related assets, are expensed as incurred.

     The estimated useful lives of equipment, furniture and fixtures are as follows:

                                                              YEARS
                                                              -----
Equipment...................................................  3-10
Office furniture and fixtures...............................  5-10
Leasehold improvements......................................  5-10

     Depreciation and amortization expense related to equipment, furniture and fixtures of $1,285, $1,616 and $1,575, is included in general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     Amortization expense related to computer software development costs of $2,943, $3,379 and $3,473 is included in cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, respectively.

  Other Intangible Assets

     Other intangible assets consisted of the following as of December 31, 1999 and 2000:

                                                                DECEMBER 31,
                                                              -----------------
DESCRIPTION                                                    1999      2000
-----------                                                   -------   -------
Goodwill....................................................  $ 1,291   $   416
Purchased software..........................................    2,492     2,153
Customer lists..............................................    1,237       903
                                                              -------   -------
                                                                5,020     3,472
Less -- Accumulated amortization............................   (2,639)   (3,147)
                                                              -------   -------
                                                              $ 2,381   $   325
                                                              =======   =======

     Goodwill represents amounts paid in excess of the fair market value of net tangible and identifiable intangible assets purchased in the acquisitions of Software Management, Inc., Bellamy, Kb Systems, Inc. and Information On Demand, Inc. (IOD), subsequently renamed DSI, and is amortized using the straight-line method over a period of 60 months. Customer lists represent identifiable intangible assets purchased in connection with the acquisitions of Bellamy, Kb Systems, Inc., JALAN, Inc., Vanguard Management and Information Systems, Inc. (Vanguard) and IOD and are amortized over a period of 60 months. Purchased software represents identifiable intangible assets purchased in connection with the acquisitions of Programmed-For-Success, Inc., Bellamy, Kb Systems, Inc., JALAN, Inc. and Vanguard and is amortized using the straight-line method over a period of 36 months. Amortization expense related to goodwill and customer lists of $274, $473 and $377 is included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization expense related to the purchased software of $756, $817 and $661 is included in the cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     During 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which further amended SOP 97-2 to require revenue recognition using the "residual method" when certain criteria are met. SOP 98-9 also extends the deferral period of SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The effect of the guidance set forth in SOP 98-9 did not have a material effect on the Company's operating results and financial position.

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

     During 1998 and 1999, substantially all of the Company's hardware revenues are derived from the sale of IBM AS/400 systems in connection with the Company's Industry Remarketing agreement with IBM. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

  Stock-Based Compensation

     The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, if the exercise price of the Company's stock options equals or exceeds the estimated fair market value of the underlying stock on the date of grant, no compensation expense is generally recognized. As the stock options issued to employees have had no intrinsic value at the date of grant, no compensation expense related to stock options issued to employees has been recorded. For stock options granted to non-employees, compensation cost is measured using the fair value based method. Additionally, the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method had been applied to all stock options issued by the Company as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). See Note 6.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the Canadian dollar. The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars. Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity. Statement of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income (loss).

  Net Income (Loss) Per Share

     Basic earnings per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) after assumed conversion of dilutive securities by the sum of the weighted-average number of common shares outstanding plus all dilutive potential common shares that were outstanding during the period. Potential common shares included in the diluted calculation related to stock options are computed using the treasury stock method and consist of common stock which may be issuable upon the exercise of outstanding common stock options, when dilutive.

     The following table reconciles the number of shares utilized in the earnings per share calculations (amounts in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Basic weighted-average shares outstanding...................  16,785   17,282   17,529
Common shares applicable to stock options...................     713       --       --
                                                              ------   ------   ------
Diluted weighted-average shares outstanding.................  17,498   17,282   17,529
                                                              ======   ======   ======

     Options to purchase approximately 1,801,000 and 2,282,000 shares were outstanding as of December 31, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. All share and per share information in the consolidated financial statements have been adjusted to give effect to the two-for-one common stock split, which was effective June 18, 1998.

  Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share (Unaudited)

     Pro forma net income (loss) has been presented to reflect tax expense based on statutory rates for a subsidiary included in the consolidated results of operations that had previously been taxed as a Sub-S corporation.

     Pro forma basic net income (loss) per share has been calculated by dividing pro forma net income (loss) by the weighted-average number of common shares outstanding during the period. Pro forma diluted net income (loss) per share was calculated by dividing pro forma net income (loss) by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

  Carrying Value of Long-Lived Assets

     The Company reviews the carrying value of all long-lived assets, including equipment, furniture and fixtures, computer software development costs, and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 2000, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, trade accounts receivable, note receivable, accounts payable and note payable at December 31, 1999 and 2000, approximate fair value because of the short maturity of these instruments. The carrying amount of the investment in DSI has been adjusted to reflect the fair value of the investment by recording an unrealized loss of $586 for the year ending December 31, 2000 in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

  Comprehensive Income (Loss)

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. The Company's adjustments to arrive at comprehensive income (loss) include the foreign currency translation adjustment, the unrealized loss related to the investment in DSI and the equity from investment in subsidiary. These amounts are presented in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

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

  New Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," effective for fiscal years beginning after June 15, 2000. Management does not believe that this new pronouncement will be applicable to the Company.

  Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consisted of the following as of December 31, 1999 and 2000:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Equipment...................................................  $ 6,625   $ 7,918
Office furniture and fixtures...............................      936       544
Leasehold improvements......................................    1,131     1,111
                                                              -------   -------
                                                                8,692     9,573
Less -- Accumulated depreciation and amortization...........   (4,853)   (5,940)
                                                              -------   -------
                                                              $ 3,839   $ 3,633
                                                              =======   =======

3. BUSINESS COMBINATIONS

PURCHASES

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

     In June 1999, the Company created HTE-IOD, Inc., a wholly-owned subsidiary, which later changed its name to DemandStar.com, Inc. DSI purchased certain assets of IOD for $1,000 in cash. The assets purchased consisted of customer lists and goodwill, which were recorded as other intangible assets in the accompanying consolidated financial statements. As part of the purchase, the Company also assumed various customer service liabilities. Under the original agreement, the Company could have paid up to an additional $2,000 for the purchase if DSI meets certain financial targets set forth in the Agreement for Sale and Purchase of Assets. However, this liability was transferred to DSI effective with the rights offering as of May 1, 2000. This acquisition was accounted for as a purchase in the accompanying consolidated financial statements.

     Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each year presented, are as follows (unaudited):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998          1999
                                                              ---------    ----------
Revenues....................................................   $99,350      $ 96,340
Net income (loss)...........................................       799       (15,136)
Basic net income (loss) per share...........................      0.05         (0.88)
Diluted net income (loss) per share.........................      0.05         (0.88)

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

4. NOTE RECEIVABLE

     In October 1999, the Company entered into an unsecured loan agreement with DSI which has a principal balance of $1,750. Interest accrues on the outstanding principal and accrued interest at 8 percent. In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement). The Agreement deferred the payment of the principal and interest due October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DSI to repay the 10-31-00 Note Payment by issuing equity securities to HTE only if DSI issues a new equity security in a third party transaction in which equity capital in excess of $3,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increases the interest rate from 8 to 10 percent effective November 1, 2000, and requires DSI to pay HTE a one-time modification fee of $10 on or before January 15, 2001. The note, as amended by the Agreement, provides for the principal balance to be repaid by DSI according to the following schedule:

OCTOBER 31,                                                   AMOUNT
-----------                                                   ------
2001........................................................  $  450
2002........................................................     350
2003........................................................     450
2004........................................................     500
                                                              ------
                                                              $1,750
                                                              ======

     Subsequent to year-end, DSI was acquired by Onvia. See Note 13. In connection with this acquisition, this note was assumed by Onvia.

5. LINE OF CREDIT

     During part of 1998, the Company had a line of credit with a commercial bank. During 1998, the Company replaced the existing line of credit with a revolving line of credit of $15,000, which was terminated in 1999. The Company never borrowed under this line of credit.

     On September 7, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 secured by the Company's accounts receivable balance (the Loan). The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent (11.5 percent at December 31, 2000). The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of December 31, 2000, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the Loan.

6. STOCK COMPENSATION PLANS

EMPLOYEE STOCK OPTIONS

     On July 1, 1996, the Company granted options to an employee to purchase 106,000 shares of the Company's common stock. The options were exercisable beginning January 1, 1997, at $0.91 per share, which approximated the fair market value of the stock at the date of grant. The options expire the earlier of five years from the date of grant or seven months from the employee's date of termination. There are no outstanding options under this grant as of December 31, 2000, as all of these options were exercised during 1998 and 1999.

HTE EMPLOYEE INCENTIVE PLAN

     The Company's 1997 Employee Incentive Compensation Plan (the "HTE Plan") was adopted by the Board of Directors in January 1997. The purpose of the HTE Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The HTE Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. As of December 31, 2000, the Company had not awarded stock appreciation rights and restricted stock under the HTE Plan. The Company has reserved an aggregate of 3,700,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock for grants under the HTE Plan, of which 1,247,925 shares are available for future grants as of December 31, 2000. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Some options have been granted with immediate vesting, although most of the options have vesting schedules over four or five years.

     A summary of the status of the Company's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1998, 1999 and 2000, and changes during the periods ending on those dates is presented below:

                                    1998                    1999                    2000
                            ---------------------   ---------------------   ---------------------
                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                         AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning
  of year.................  1,167,000    $ 4.47     1,514,941     $7.29     1,800,826     $5.14
  Granted.................    593,241     12.22     1,008,727      2.61     1,275,010      2.20
  Exercised...............    146,600      4.20        93,056      1.03        50,490      2.23
  Forfeited...............     98,700      8.15       629,786      7.24       743,261      5.24
                            ---------               ---------               ---------
Outstanding at end of
  year....................  1,514,941    $ 7.29     1,800,826     $5.14     2,282,085     $3.54
                            ---------               ---------               ---------
Options exercisable at
  year end................    368,093    $ 3.89       825,028     $4.46       799,574     $4.58
Weighted-average fair
  value of options granted
  during the year.........               $10.44                   $2.65                   $1.91

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                              ---------------------------------------------   --------------------------
                                  NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
                              OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
                               DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES           2000        CONTRACTUAL LIFE     PRICE          2000          PRICE
------------------------      --------------   ----------------   ---------   --------------   ---------
$1.25 to  2.00..............     855,689             9.2           $ 1.83         63,240        $ 1.94
 2.06 to  3.13..............     708,864             8.7             2.75        200,635          2.47
 4.72 to 10.50..............     581,200             6.2             4.98        476,827          4.86
12.00 to 13.50..............     136,332             6.9            12.23         58,872         12.29

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

     A summary of the status of DSI's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1999, and changes during the period ending on that date is presented below:

                                                                     1999
                                             ----------------------------------------------------
                                                     EMPLOYEES                 NON-EMPLOYEES
                                             --------------------------   -----------------------
                                                           WEIGHTED-                 WEIGHTED-
                                                            AVERAGE                   AVERAGE
                                              SHARES     EXERCISE PRICE   SHARES   EXERCISE PRICE
                                             ---------   --------------   ------   --------------
Outstanding at beginning of year...........         --       $  --            --       $  --
  Granted..................................  1,310,000        1.00        90,000        1.00
  Exercised................................         --          --            --          --
  Forfeited................................         --          --            --          --
                                             ---------                    ------
Outstanding at end of year.................  1,310,000       $1.00        90,000       $1.00
                                             ---------                    ------
Options exercisable at year end............    167,500       $1.00        22,500       $1.00
Weighted-average fair value of options
  granted during the year..................                  $0.26                     $0.52

     Subsequent to December 31, 1999 and prior to the rights offering, DSI issued approximately 1,011,000 stock options to employees at an average exercise price of $1.00. The weighted-average fair value of the options granted during this time was not material to the pro forma disclosures shown below. Since DSI completed a rights offering as of May 1, 2000, and HTE did not own more than twenty percent of DSI at December 31, 2000, no stock option information is presented for DSI from May 1, 2000 through December 31, 2000.

     During the years ended December 31, 2000 and 1999, the compensation from stock options of $19 and $13, respectively, was related to options granted to a consultant and was calculated at the fair value using the Black-Scholes options valuation model as described below. This expense is included in general and administrative expenses in the consolidated statement of operations.

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an Employee Stock Purchase Plan (ESPP) on July 23, 1997, which was approved by the stockholders in May 1998. The plan was effective as of September 1, 1997, and has been designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Eight hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The ESPP qualifies as a non-compensatory plan under APB Opinion No. 25; therefore, the plan is not expected to have any effect on the results of operations.

     Under the terms of the ESPP, employees can choose each year to have up to 25 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of period or end of period market price. As of December 31, 2000, 29 percent of the Company's employees participate in the plan. As of December 31, 1999 and 2000, there were 98,370 and 93,278 purchase rights outstanding. These purchase rights were exercisable at the respective year-ends and had a weighted-average exercise price of $2.87 and $0.77 as of December 31, 1999 and 2000, respectively. The weighted-average fair value of purchase rights granted during 1999 and 2000 under the ESPP was $1.98 and $0.42, respectively. All outstanding purchase rights at December 31, 1999 and 2000, were exercised in January 2000 and 2001, respectively.

BLACK-SCHOLES OPTION PRICING MODEL

     The fair value of options granted during the fiscal years ended December 31, 1998, 1999 and 2000, reported below has been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions for options granted during 1998, 1999 and 2000:

                                                HTE PLAN                      DSI PLAN                ESPP
                               ------------------------------------------   ------------   ---------------------------
                                YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                   1998           1999           2000           1999           1998           1999
                               ------------   ------------   ------------   ------------   ------------   ------------
Expected life (in years).....        10             10              6            4.9             .3             .3
Weighted-average risk-free
  interest rate..............      5.50%          5.19%          6.11%          6.15%          4.32%          4.97%
Volatility -- employees......      76.7          238.5          114.9              0           76.7          238.5
Dividend yield...............        --             --             --             --             --             --

                                   ESPP
                               ------------
                                YEAR ENDED
                               DECEMBER 31,
                                   2000
                               ------------
Expected life (in years).....        .3
Weighted-average risk-free
  interest rate..............      5.69%
Volatility -- employees......     114.9
Dividend yield...............        --

PRO FORMA DISCLOSURES

     Had compensation cost related to employees for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income (loss) and per share amounts would have changed to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1999      2000
                                                            ------   --------   -------
Net income (loss):
  As reported.............................................  $  982   $(14,866)  $(3,381)
  Pro forma...............................................    (535)   (16,004)   (4,824)
Basic earnings (loss) per share:
  As reported.............................................  $ 0.06   $  (0.86)  $ (0.19)
  Pro forma...............................................   (0.03)     (0.93)    (0.28)
Diluted earnings (loss) per share:
  As reported.............................................  $ 0.06   $  (0.86)  $ (0.19)
  Pro forma...............................................   (0.03)     (0.93)    (0.28)

     The effects of applying SFAS No. 123 on pro forma disclosures of net income
(loss) and per share amounts for the periods presented are not likely to be representative of the pro forma effects on net income (loss) and per share amounts in future years.

7. EMPLOYEE RETIREMENT PLAN

     The Company has established an employee retirement savings plan that covers substantially all employees who have met certain service and age requirements. Employees may contribute from 2 percent to 15 percent of their annual compensation to the plan as limited by Internal Revenue Service regulations. The Company will match contributions up to three percent of each individual's compensation. Contributions made by the Company totaled $577, $413 and $482 for the years ended December 31, 1998, 1999 and 2000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

8. CONTRACT JUDGEMENT AND SETTLEMENT, EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

     During the years ended December 31, 2000 and 1999, the Company recorded a charge and benefit of $(1,131) and $12,927, respectively. These amounts were primarily related to a contract judgement, a contract settlement, employee termination benefits, and the discontinuance of product lines.

CONTRACT JUDGEMENT AND SETTLEMENT

     During the years ended December 31, 2000 and 1999, the Company recorded a benefit and charge of $(2,234) and $7,493, respectively, related to a contract judgement and a contract settlement. In 2000, the benefit included $(2,234) related to a reduction in a judgement award. In 1999, the charge included $2,319 related to a write-off of certain assets related to the contract settlement and contract judgement and $5,174 related to a judgement award. The judgement award is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. See Note 11.

EMPLOYEE TERMINATION BENEFITS

     During the years ended December 31, 2000 and 1999, the Company recorded charges of $622 and $2,459, respectively, related to employee severance packages and benefits. After reviewing its staffing requirements, the Company terminated employees across all areas of the Company. As of December 31, 2000, $830 of employee termination benefit charges remain in accrued liabilities in the accompanying consolidated balance sheet.

DISCONTINUATION OF PRODUCT LINES

     During the years ended December 31, 2000 and 1999, and as a result of the change in management, the Company decided to discontinue several product lines. As a result of this decision, the Company recorded a non-cash charge for the net book value of these product lines, which totaled $160 and $1,138 during the years ended December 31, 2000 and 1999, respectively.

OTHER COSTS

     The remaining charges of $321, $1,837 and $552 in the years ended December 31, 2000, 1999 and 1998, respectively, primarily included costs associated with certain lease termination costs, the closing of offices and offering costs.

9. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended December 31, 1998, 1999 and 2000:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                              1998     1999      2000
                                                             ------   -------   -------
Current:
  Federal..................................................  $  170   $    --   $    --
  State....................................................      33        --        --
                                                             ------   -------   -------
                                                                203        --        --
Deferred...................................................   1,050    (8,898)   (2,162)
                                                             ------   -------   -------
                                                             $1,253   $(8,898)  $(2,162)
                                                             ======   =======   =======

     Included in the current federal portion of the provision for income taxes for the year ended December 31, 1998 are foreign taxes of $101 arising from the operations of Bellamy.

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate of 34 percent to income before provision (benefit) for income taxes for years ended December 31, 1998, 1999 and 2000, as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
U.S. federal income tax rate..............................    34.00%   34.00%   34.00%
  UCS and Phoenix taxed as an S corporation...............    13.28       --       --
  State taxes.............................................     4.62     4.62     4.62
  Tax-exempt interest.....................................    (6.04)      --       --
  Meals and entertainment.................................     4.06     0.76     2.04
  Pooling of interests acquisition expenses...............     4.09       --       --
  Other...................................................     2.05    (1.94)   (1.66)
                                                              -----    -----    -----
Effective tax rate........................................    56.06%   37.44%   39.00%
                                                              =====    =====    =====

     Deferred income taxes consisted of the following as of December 31, 2000:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Net operating losses....................................  $   --     $ 5,882     $ 5,882
  Accrued liabilities.....................................   1,480          --       1,480
  Allowance for doubtful accounts.........................     779          --         779
  Deferred lease commitment...............................      --         173         173
  Other intangible assets.................................      --          74          74
  Other...................................................       4          --           4
                                                            ------     -------     -------
          Total assets....................................   2,263       6,129       8,392
                                                            ------     -------     -------
Tax liabilities:
  Basis difference in equipment, furniture and fixtures...      --        (317)       (317)
  Capitalized computer software development costs.........      --      (2,019)     (2,019)
                                                            ------     -------     -------
          Total liabilities...............................      --      (2,336)     (2,336)
                                                            ------     -------     -------
Net deferred tax asset....................................  $2,263     $ 3,793     $ 6,056
                                                            ======     =======     =======

     Deferred income taxes consisted of the following as of December 31, 1999:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Net operating losses....................................  $1,800     $ 3,672     $ 5,472
  Accrued liabilities.....................................   2,843          --       2,843
  Allowance for doubtful accounts.........................     801          --         801
  Deferred lease commitment...............................      --         184         184
  Other intangible assets.................................      --         128         128
  Other...................................................     170          --         170
                                                            ------     -------     -------
          Total assets....................................   5,614       3,984       9,598
                                                            ------     -------     -------
Tax liabilities:
  Basis difference in equipment, furniture and fixtures...      --        (405)       (405)
  Capitalized computer software development costs.........      --      (2,238)     (2,238)
  Other intangible assets.................................      --         (87)        (87)
                                                            ------     -------     -------
          Total liabilities...............................      --      (2,730)     (2,730)
                                                            ------     -------     -------
Net deferred tax asset....................................  $5,614     $ 1,254     $ 6,868
                                                            ======     =======     =======

     Included in the net operating losses of the deferred tax asset as of December 31, 1999, was an amount to be received as a tax refund and an amount relating to the net operating losses of DSI. The Company received a tax refund of $1,703 during the year ended December 31, 2000. In connection with the DSI rights offering, deferred tax assets of $1,271 were transferred to DSI.

     As of December 31, 2000, the Company had net operating losses for federal tax purposes totaling $5,882 which may be used to offset future taxable income, or, if unused, expire between 2019 and 2020. Management believes the deferred tax asset is fully realizable.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, furniture, automobiles and equipment under certain long-term non-cancelable operating lease agreements with varying terms and conditions.

     Future aggregate minimum rental payments under these agreements are as follows as of December 31, 2000:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      -------
2001........................................................  $ 2,880
2002........................................................    1,719
2003........................................................    1,232
2004........................................................    1,231
2005........................................................    1,231
Thereafter..................................................    1,877
                                                              -------
                                                              $10,170
                                                              =======

     In April 1996, the Company entered into a lease agreement for the corporate office in Lake Mary under a 10-year, non-cancelable operating lease, which began on May 1, 1997. The lease agreement also provides the Company with three five-year renewal options. The Company expenses the total estimated cash payments on a straight-line basis over the life of the lease. The cumulative difference between the amount expensed and the amount actually paid is recorded as a deferred lease commitment on the accompanying consolidated balance sheets as of December 31, 1999 and 2000. Rent expense under operating leases totaled approximately $4,892, $5,418 and $4,710 for the years ended December 31, 1998, 1999 and 2000, respectively.

PRODUCT ROYALTY AGREEMENTS

     The Company has entered into several product royalty agreements with various entities who have sold their application rights or product designs to the Company. The majority of these agreements are similar in nature in that they each state that royalties shall be paid on the basis of applicable software license revenues collected by the Company. However, each agreement may have a different percentage upon which the product royalty is based. The Company accrues these product royalties as the applicable software license revenues are recognized. The Company has recorded $146 and $18 as accrued liabilities for product royalties as of December 31, 1999 and 2000, respectively. Royalty expense was approximately $196, $39 and $5 for the years ended December 31, 1998, 1999 and 2000, respectively, and is included in cost of software licenses in the accompanying consolidated statements of operations.

EMPLOYMENT AGREEMENT

     Effective January 2000, the Company entered into an employment agreement with Joseph M. Loughry III to serve as the President and Chief Executive Officer. This agreement is for a term of four years. In the event the executive is terminated "without cause" during the first two years, the executive is entitled to receive nine months of continued salary and benefits. If the executive is terminated "without cause" during the last two years, the executive is entitled to receive six months of continued salary and benefits. Under the agreement, the executive is entitled to receive annual bonuses up to 50 percent of the base salary based on achieving goals set by the Board of Directors. The Company also granted a total of 400,000 stock options to purchase the Company's common stock. These options include both qualified and non-qualified options and have various vesting schedules based on time and performance measures.

     The Company has entered into other various employment agreements with certain key employees which call for salary continuation and other severance benefits to be paid in the approximate aggregate amount of $578 in the event such employees are terminated "without cause."

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

11. LITIGATION

     On January 13, 2000, an arbitration panel composed of three Washington State attorneys rendered a final award against the Company for $5,174 in a dispute between the Company and the City of Tacoma, Washington. This award was recorded by the Company during the year ended December 31, 1999, and remained in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999. In June 2000, the Company entered into a settlement agreement with the City of Tacoma, Washington and the Company's insurance carriers, settling all claims and litigation proceedings arising from the binding arbitration award. Under the terms of the settlement, the arbitration award was reduced to approximately $4,250. Of that amount, $1,500 was paid by insurance proceeds. The Company agreed to pay the remaining $2,750 as follows: (i) $1,500, which was paid in June 2000; (ii) $625 due June 1, 2001 and (iii) $625 due June 1, 2002. The last two payments are subject to a secured promissory note executed by the Company in favor of the City of Tacoma, Washington. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. Pursuant to the merger between DSI and Onvia, these shares will be exchanged for 1,200,000 shares of Onvia common stock. See Note 13. The note is recorded as a note payable in the accompanying consolidated balance sheet as of December 31, 2000. Accrued interest of $61 is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2000.

     In regard to the binding arbitration proceeding between the Company and Montana Power Company ("MPC") which commenced on February 3, 1999, a settlement and mutual release agreement was executed by the parties in January 2000. This settlement agreement allows for a complete mutual release and discharge of any and all outstanding obligations between the Company and MPC under the Software License and Services Agreement and the arbitration proceeding. The Company retained all of the $1,535 paid by MPC to the Company for software, hardware and services. As a result of this settlement, the Company wrote off approximately $754 in revenue and $581 in capitalized costs related to the Software License and Services Agreement in the fourth quarter of 1999, which resulted in an after-tax charge of $819. This settlement did not involve any cash payment by the Company to MPC.

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

12. RELATED PARTIES

     One of the Company's directors has performed certain legal services for the Company through his law firm, for which the Company paid approximately $189 during fiscal 2000, and from which office rent, secretarial and certain other expenses incurred by him in providing such services were paid.

     In November 2000, the Company entered into an agreement with Mark H. Leonard, Constellation Software, Inc. and its Board of Directors (the "Agreement"), pursuant to which Mr. Leonard was appointed to the Company's Board of Directors (the "Board") for a two-year term expiring on the date of the annual meeting in 2002. Since Constellation Software, Inc. competes with the Company with respect to some of its products and services, the Agreement limits Mr. Leonard's access to and disclosure of confidential competitive information of the Company and requires Constellation Software, Inc. to vote its shares consistent with the recommendation of the Company's Board during Mr. Leonard's term as a director of the Company or 90 days after resignation, whichever is earlier. In addition, it requires all directors to vote consistent with the recommendation of the Board and limits the transfer of the Company's shares owned by Constellation Software, Inc. for that same period. The Agreement also limits the number of shares Constellation Software, Inc. and the directors can purchase and any involvement with proxy solicitation without prior written consent of the Company until the day after the annual meeting in 2002.

13. SUBSEQUENT EVENT

     On March 2, 2001, the shareholders of DSI approved at a special shareholders meeting an acquisition of DSI by Onvia pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.60 of a share of Onvia's common stock for every share of DSI common stock they held (representing approximately 6.4% of Onvia's outstanding common stock following the merger), and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the first quarter of 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000.

14. SUPPLEMENTAL NONCASH TRANSACTIONS

     The Company includes depreciation on certain equipment in the costs capitalized as computer software development costs. During the years ended December 31, 1998, 1999 and 2000, depreciation of $323, $420 and $447, respectively, was capitalized as computer software development costs.

     In 1998, the Company purchased the net assets of Jalan, Inc. for $1,723 and Vanguard for $420. The Company also capitalized an additional $15 for the purchase price of KB Systems, Inc. in 1998. Additionally, the Company acquired Phoenix Systems, L.L.C. and UCS, Inc. through pooling of interests transactions, which resulted in immaterial cash payments of $53 and $2, respectively.

     In 1999, the Company purchased certain assets of IOD for $1,000 in cash. Additionally, the Company accrued fees related to a legal judgement with Tacoma. This case was settled in 2000 and was subsequently reclassed to a note payable for the year ended December 31, 2000.

     In 2000, DSI completed a rights offering of its common stock which was effective as of May 1, 2000. As a result, the Company recorded a reduction of cash of $923.

     The acquisitions, reclassification and spin-off had the following non-cash effect of increasing (decreasing) the following accounts for the years ended December 31, 1998, 1999 and 2000:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1998     1999     2000
                                                              ------   ------   -------
Trade accounts receivable...................................  $  227   $   --   $   (23)
Other current assets........................................      63       --        86
Note receivable.............................................      --       --     1,750
Equipment, furniture and fixtures...........................      63       --      (296)
Other intangible assets.....................................   2,274    1,173      (834)
Goodwill (included in other intangible assets)..............      15       --        --
Deferred income taxes.......................................      --       --    (1,271)
Investment in DSI...........................................      --       --     2,750
Deposits....................................................      --       --        (9)
Accounts payable............................................      --       --      (623)
Accrued liabilities.........................................      --       --    (1,529)
Deferred revenue............................................     388      173      (306)
Note payable................................................      --       --     1,250
Common stock................................................       3       --        --
Additional paid in capital..................................      (2)      --       (32)
Equity from investment in subsidiary........................      --       --     2,470
Retained earnings...........................................      40       --        --