Form 10-Q
period 2001-03-31
HTE INC
filed 2001-05-09
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AS OF APRIL 30, 2001
          -----                               --------------------------------
     Common stock
 Par value $.01 per share                                17,395,425

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          H.T.E., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                     MARCH 31,      DECEMBER 31,
                                                       2001            2000
                                                     ---------      ------------
ASSETS                                             (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                        $  9,186       $  9,762
    Trade accounts receivable, net                     21,861         23,543
    Deferred income taxes                               2,420          2,263
    Note receivable, current portion                      813            450
    Other current assets                                1,595          1,599
                                                     --------       --------
       Total current assets                            35,875         37,617
                                                     --------       --------
COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net         3,485          3,633
                                                     --------       --------

OTHER ASSETS

    Computer software development costs, net            5,256          5,427
    Other intangible assets, net                          265            325
    Deferred income taxes                               4,125          3,793
    Note receivable, long-term                          1,300          1,300
    Investment in DSI                                     881          2,164
    Deposits                                              260            247
                                                     --------       --------
       Total other assets                              12,087         13,256
                                                     --------       --------
                                                     $ 51,447       $ 54,506
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities         $  8,142       $  8,424
    Deferred revenue                                   24,075         26,587
    Note payable, current portion                         625            625
                                                     --------       --------
       Total current liabilities                       32,842         35,636
                                                     --------       --------

LONG-TERM LIABILITIES
    Note payable, long-term                               625            625
    Other long-term liabilities                           440            448
                                                     --------       --------
       Total long-term liabilities                      1,065          1,073
                                                     --------       --------

STOCKHOLDERS' EQUITY
    Common stock                                          174            172
    Additional paid-in capital                         34,094         31,493
    Accumulated deficit                               (16,631)       (15,693)
    Equity from investment in subsidiary                   --          2,470
    Cumulative translation adjustment                     (71)           (59)
    Receivable from shareholders                          (45)            --
    Unrealized loss on investment                          19           (586)
                                                     --------       --------
       Total stockholders' equity                      17,540         17,797
                                                     --------       --------
                                                     $ 51,447       $ 54,506
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

                          H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -------------------------
                                                        2001           2000
                                                      ----------    -----------

CONSOLIDATED STATEMENT OF INCOME DATA:

REVENUES:
    Software licenses                                  $  3,609       $  2,131
    Professional services                                 3,076          4,920
    Hardware                                                634            695
    Maintenance and other                                 8,075          7,676
    Resource management                                     429            670
                                                       --------       --------
       Total revenues                                    15,823         16,092
                                                       --------       --------
OPERATING EXPENSES:
    Cost of software licenses                             1,380          1,315
    Cost of professional services                         2,184          3,692
    Cost of hardware                                        609            659
    Cost of maintenance and other                         1,983          2,724
    Cost of resource management                             139            371
    Research and development                              3,598          4,346
    Sales and marketing                                   2,613          3,740
    General and administrative                            3,071          3,468
    Employee termination benefits and other costs           (86)         1,103
                                                       --------       --------
       Total operating expenses                          15,491         21,418
                                                       --------       --------
OPERATING INCOME (LOSS)                                     332         (5,326)
OTHER INCOME (EXPENSE):
    Interest income, net                                    136             63
    Loss on investment                                   (1,888)            --
                                                       --------       --------
       Total other income (expense)                      (1,752)            63
                                                       --------       --------
LOSS BEFORE BENEFIT FOR INCOME TAXES                     (1,420)        (5,263)
BENEFIT FOR INCOME TAXES                                   (489)        (2,053)
NET LOSS                                                   (931)        (3,210)
    Foreign currency translation adjustments                (12)            (2)
    Unrealized gain on investment                            19             --
                                                       --------       --------
COMPREHENSIVE LOSS                                     $   (924)      $ (3,212)
                                                       ========       ========
NET LOSS PER SHARE:
    Basic                                              $  (0.05)      $  (0.18)
                                                       ========       ========
    Diluted                                            $  (0.05)      $  (0.18)
                                                       ========       ========






                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ---------------------
                                                                           2001         2000
                                                                         -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $  (931)      $(3,210)
    Adjustments to reconcile net loss to net cash provided by (used
       in) operating activities--
    Depreciation and amortization                                          1,180         1,454
    Loss on disposal of computer equipment, furniture and fixtures            --            18
    Loss on write-off of other intangible assets                              --           184
    Deferred income taxes                                                   (489)         (351)
    Compensation related to stock transactions                                15            19
    Loss on investment                                                     1,888            --
    Changes in operating assets and liabilities--
       Decrease (increase) in assets--
          Trade accounts receivable, net                                   1,682         7,828
          Income tax receivable                                               --        (1,702)
          Note receivable                                                   (363)           --
          Other current assets                                                 4            45
          Deposits                                                           (13)           --
       Increase (decrease) in liabilities--
          Accounts payable and accrued liabilities                          (282)       (1,272)
          Deferred revenue                                                (2,512)       (2,299)
          Other liabilities                                                   (8)           (2)
                                                                         -------       -------
              Net cash provided by (used in) operating activities            171           712
                                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (221)         (232)
    Computer software development costs                                     (580)         (710)
                                                                         -------       -------
             Net cash used in investing activities                          (801)         (942)
                                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                73           394
    Repurchase of common stock                                                (7)           --
                                                                         -------       -------
             Net cash provided by financing activities                        66           394
                                                                         -------       -------
Effect of foreign currency exchange rate changes on cash and cash
    equivalents                                                              (12)           (2)
                                                                         -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (576)          162

CASH AND CASH EQUIVALENTS, beginning of period                             9,762         6,901
                                                                         -------       -------
CASH AND CASH EQUIVALENTS, end of period                                 $ 9,186       $ 7,063
                                                                         =======       =======
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $     7       $    31

    Cash paid for income taxes                                                18            33





                   The accompanying notes are an integral part
                        of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Bellamy Ltd. (Bellamy), a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, HTE-Vanguard Systems, Inc., a Florida corporation, and DemandStar.com, Inc. (DSI), a Florida corporation through April 30, 2000 (see below) (collectively, the Company).

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

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 2000 are included in the Company's consolidated financial statements in this report since the Company's ownership of DSI was reduced to below 20 percent as of May 1, 2000, and therefore, we began accounting for the Company's investment in DSI using the cost method.

1.   LITIGATION

The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       ------------------
                                                                                       2001        2000
                                                                                       ------      ------
            Basic weighted-average shares outstanding                                  17,396      17,523
                                                                                       ------      ------
            Common shares applicable to stock options using the
                 treasury stock method                                                     --          --
                                                                                       ------      ------
            Diluted weighted average shares outstanding                                17,396      17,523
                                                                                       ======      ======


      Options to purchase approximately 2.6 million shares were outstanding as of March 31, 2001, but were not included in the computation of diluted loss per share because they are antidilutive.

3. LOSS ON INVESTMENT

On March 2, 2001, the shareholders of DSI approved, at a special shareholders meeting, an acquisition of DSI by Onvia.com, Inc. (Onvia) pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.6 of a share of Onvia's common stock for every share of DSI common stock they held, and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the first quarter of 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000.

4. NOTE RECEIVABLE

In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement), which modified an unsecured loan agreement with DSI entered into in October 1999. The Agreement deferred the payment of the principal and interest due October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DSI to repay the 10-31-00 Note Payment by issuing equity securities to HTE only if DSI issues a new equity security in a third party transaction in which equity capital in excess of $3,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increased the interest rate to 10 percent effective November 1, 2000, and required DSI to pay HTE a one-time modification fee of $10. The note, as amended by the Agreement, provides for the principal balance of $1,750 to be repaid by DSI according to the following schedule:

           OCTOBER 31,                                  AMOUNT
           -----------                                  ------
           2001                                       $    450
           2002                                            350
           2003                                            450
           2004                                            500
                                                      --------
                                                       $ 1,750
                                                      ========

In March 2001, DSI was acquired by Onvia. See Note 3. In connection with this acquisition, this note was assumed by Onvia.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. NOTE PAYABLE

In June 2000, the Company recorded a note payable for $1,250 with $625 due June 1, 2001 and $625 due June 1, 2002. These payments are subject to a secured promissory note. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. Pursuant to the merger between DSI and Onvia.com, Inc. (Onvia) effective March 5, 2001, these shares were exchanged for 1,200,000 shares of Onvia common stock. See Note 3. The note is recorded as a note payable in the accompanying consolidated balance sheet as of March 31, 2001.

6. LINE OF CREDIT

On September 7, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 secured by the Company's accounts receivable balance (the Loan). The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent. The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of March 31, 2001, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the Loan.

7. EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, 2001, the Company recorded the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment, in which these assets were deemed to be non-strategic. The total purchase price was $450, which is partially secured by a note receivable. The first payment was made in January of 2001 and the related $86 gain is recorded in employee termination benefits and other costs in the accompanying consolidated financial statements. A deferred gain of $364 has been recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet and will be recognized as payments are received. Payments of $100, $100 and $164 are due April 1, 2001, July 1, 2001 and September 1, 2001, respectively.

During the three months ended March 31, 2000, the Company recorded employee termination benefits and other costs of $1,103, which include $622 for employee severance packages related to a workforce reduction and $481 for the discontinuation of various product lines and closing of offices.

As of March 31, 2001, employee termination benefits and other costs of $99 remain accrued in accounts payable and accrued liabilities.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 2001 and March 31, 2000," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2001          2000
                                                           ----          ----
REVENUES:
      Software licenses                                    22.8%         13.2%
      Professional services                                19.5          30.6
      Hardware                                              4.0           4.3
      Maintenance and other                                51.0          47.7
      Resource management                                   2.7           4.2
                                                          -----         -----
         Total revenues                                   100.0         100.0
                                                          -----         -----
OPERATING EXPENSES:
      Cost of software licenses                             8.7           8.2
      Cost of professional services                        13.8          22.9
      Cost of hardware                                      3.9           4.1
      Cost of maintenance and other                        12.5          16.9
      Cost of resource management                           0.9           2.3
      Research and development                             22.7          27.0
      Sales and marketing                                  16.5          23.2
      General and administrative                           19.4          21.6
      Employee termination benefits and other costs        (0.5)          6.9
                                                          -----         -----
         Total operating expenses                          97.9         133.1
                                                          -----         -----
OPERATING INCOME (LOSS)                                     2.1         (33.1)
OTHER INCOME (EXPENSE):
    Interest income, net                                    0.8           0.4
    Loss on investment                                    (11.9)           --
                                                          -----         -----
       Total other income (expense)                       (11.1)          0.4
                                                          -----         -----
LOSS BEFORE BENEFIT FOR INCOME TAXES                       (9.0)        (32.7)
BENEFIT FOR INCOME TAXES                                   (3.1)        (12.8)
                                                          -----         -----
NET LOSS                                                   (5.9)%       (19.9)%
                                                          =====         =====

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (AMOUNTS IN THOUSANDS)

   REVENUES

   The Company's total revenues decreased by 2% to $15,823 for the three months ended March 31, 2001, from $16,092 for the three months ended March 31, 2000.

   SOFTWARE LICENSE REVENUES. Revenues from software licenses increased 69% to $3,609 for the three months ended March 31, 2001, compared to $2,131 for the three months ended March 31, 2000. As a percentage of total revenues, software license revenues increased to 22.8% for the three months ended March 31, 2001, from 13.2% for the three months ended March 31, 2000. The dollar and percentage increases resulted primarily from the beginning of a market rebound for software license fees combined with early adopters licensing new products.

   PROFESSIONAL SERVICES REVENUES. Revenues from professional services decreased 37% to $3,076 for the three months ended March 31, 2001, from $4,920 for the three months ended March 31, 2000. As a percentage of total revenues, professional services revenues decreased to 19.5% for the three months ended March 31, 2001, from 30.6% for the three months ended March 31, 2000. The dollar and percentage decreases were related to a decrease in professional services backlog related to 1999 and 2000 contracts.

   HARDWARE REVENUES. Hardware revenues decreased 9% to $634 for the three months ended March 31, 2001, from $695 for the three months ended March 31, 2000. As a percentage of total revenues, hardware revenues decreased to 4.0% for the three months ended March 31, 2001, from 4.3% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR.

   MAINTENANCE AND OTHER REVENUES. Revenues from maintenance and other increased 5% to $8,075 for the three months ended March 31, 2001, from $7,676 for the three months ended March 31, 2000. As a percentage of total revenues, maintenance and other revenues increased to 51.0% for the three months ended March 31, 2001, from 47.7% for the three months ended March 31, 2000. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 1999 and 2000, customer system upgrades and price increases in the fees charged for annual maintenance.

   RESOURCE MANAGEMENT REVENUES. Revenues from resource management decreased 36% to $429 for the three months ended March 31, 2001, from $670 for the three months ended March 31, 2000. As a percentage of total revenues, resource management revenues decreased to 2.7% for the three months ended March 31, 2001, from 4.2% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer.

COST OF REVENUES

  COST OF SOFTWARE LICENSE REVENUES. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased 5% to $1,380 for the three months ended March 31, 2001, from $1,315 for the three months ended March 31, 2000. As a percentage of software license revenues, cost of software licenses decreased to 38.2% for the three months ended March 31, 2001, from 61.7% for the three months ended March 31, 2000. The dollar increase was directly related to the increase in software license revenues. The decrease in the cost of software licenses as a percentage of software license revenues was primarily due to the higher software license revenues with relatively fixed computer software development amortization costs.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

  COST OF PROFESSIONAL SERVICES REVENUES. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 41% to $2,184 for the three months ended March 31, 2001, from $3,692 for the three months ended March 31, 2000. As a percentage of professional services revenues, cost of professional services decreased to 71.0% for the three months ended March 31, 2001, from 75.0% for the three months ended March 31, 2000. The dollar and percentage decreases were directly related to decreased professional services revenues.

   COST OF HARDWARE REVENUES. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 8% to $609 for the three months ended March 31, 2001, from $659 for the three months ended March 31, 2000. As a percentage of hardware revenues, cost of hardware increased to 96.1% for the three months ended March 31, 2001, from 94.8% for the three months ended March 31, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The slight increase in the cost of hardware as a percentage of hardware revenues was primarily due to the mix of equipment sold.

   COST OF MAINTENANCE AND OTHER REVENUES. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other decreased 27% to $1,983 for the three months ended March 31, 2001, from $2,724 for the three months ended March 31, 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 24.6% for the three months ended March 31, 2001, from 35.5% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily due to more efficient use of existing resources and improved processes.

   COST OF RESOURCE MANAGEMENT REVENUES. Cost of resource management decreased 63% to $139 for the three months ended March 31, 2001, from $371 for the three months ended March 31, 2000. As a percentage of resource management revenues, cost of resource management decreased to 32.4% for the three months ended March 31, 2001, from 55.4% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 17% to $3,598 for the three months ended March 31, 2001, from $4,346 for the three months ended March 31, 2000. As a percentage of total revenues, research and development decreased to 22.7% for the three months ended March 31, 2001, from 27.0% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses decreased 30% to $2,613 for the three months ended March 31, 2001, from $3,740 for the three months ended March 31, 2000. As a percentage of total revenues, sales and marketing decreased to 16.5% for the three months ended March 31, 2001, from 23.2% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 11% to $3,071 for the three months ended March 31, 2001, from $3,468 for the three months ended March 31, 2000. As a percentage of total revenues, general and administrative expenses decreased to 19.4% for the three months ended March 31, 2001, from 21.6% for the three months ended March 31, 2000. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

  EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS. Employee termination benefits and other costs were $(86), or (0.5)% of total revenues, for the three months ended March 31, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment. During the three months ended March 31, 2000, employee termination benefits and other costs were $1,103, or 6.9% of total revenues. These costs consisted primarily of $622 for employee severance packages related to a workforce reduction and $481 for the discontinuance of various product lines and closing of offices.

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

LIQUIDITY AND CAPITAL RESOURCES  (Amounts in thousands)

    Net cash provided by operating activities totaled $171 and $712 during the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by operating activities is primarily due to the smaller decrease in trade accounts receivable, partially offset by a smaller decrease in accounts payable and accrued liabilities.

    Cash used in investing activities (capital expenditures and software development investments) totaled $801 and $942 during the three months ended March 31, 2001 and 2000, respectively. During 2001 and 2000, investing activities were comprised of the Company's investments in equipment and related software development costs.

    Net cash provided by financing activities totaled $66 and $394 during the three months ended March 31, 2001 and 2000, respectively. The 2001 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan, partially offset by the stock repurchase program. The 2000 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan.

    Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. On September 7, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the "Loan") for a line of credit of up to $5,000 based on the Company's accounts receivable balance. The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent (10 percent as of March 31, 2001). The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of March 31, 2001, the Company had not borrowed any funds from the loan. In the longer term, or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of March 31, 2001, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                          H.T.E., INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                           PART II - OTHER INFORMATION

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

(d)   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      Not applicable.

(b)      Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      None.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H.T.E., INC.

Date:  May 9, 2001

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