Form 10-Q
period 2001-06-30
HTE INC
filed 2001-08-14
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from            to
                                                        ----------    ----------

                           Commission File No: 0-22657

                                  H.T.E., INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                      59-2133858
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

                               Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         OUTSTANDING AS OF AUGUST 10, 2001
            -----                         ---------------------------------
       Common stock
   Par value $.01 per share                          16,960,408

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          H.T.E., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                         JUNE 30,         DECEMBER 31,
                                                           2001               2000
                                                         --------         ------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  6,478           $  9,762
    Trade accounts receivable, net                         27,711             23,543
    Deferred income taxes                                   1,950              2,263
    Notes receivable, current portion                         713                450
    Other current assets                                    1,995              1,599
                                                         --------           --------
       Total current assets                                38,847             37,617
                                                         --------           --------

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net             3,758              3,633
                                                         --------           --------

OTHER ASSETS
    Computer software development costs, net                5,068              5,427
    Other intangible assets, net                              204                325
    Deferred income taxes                                   4,018              3,793
    Notes receivable, long-term                             1,300              1,300
    Investment in DSI                                         840              2,164
    Deposits                                                  260                247
                                                         --------           --------
       Total other assets                                  11,690             13,256
                                                         --------           --------
                                                         $ 54,295           $ 54,506
                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued liabilities             $  7,830           $  8,424
    Deferred revenue                                       28,759             26,587
    Note payable, current portion                             625                625
                                                         --------           --------
       Total current liabilities                           37,214             35,636
                                                         --------           --------

LONG-TERM LIABILITIES
    Note payable, long-term                                    --                625
    Other long-term liabilities                               429                448
                                                         --------           --------
       Total long-term liabilities                            429              1,073
                                                         --------           --------

STOCKHOLDERS' EQUITY
    Common stock                                              168                172
    Additional paid-in capital                             31,627             31,493
    Accumulated deficit                                   (17,499)           (15,693)
    Equity from investment in subsidiary                    2,470              2,470
    Cumulative translation adjustment                         (62)               (59)
    Receivable from shareholders                              (30)                --
    Unrealized loss on investment                             (22)              (586)
                                                         --------           --------
       Total stockholders' equity                          16,652             17,797
                                                         --------           --------
                                                         $ 54,295           $ 54,506
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

                          H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                           ---------------------------           ---------------------------
                                                             2001               2000               2001               2000
                                                           --------           --------           --------           --------
CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
    Software licenses                                      $  3,214           $  3,324           $  6,823           $  5,455
    Professional services                                     3,820              3,812              6,896              8,732
    Hardware                                                    832              1,624              1,466              2,319
    Maintenance and other                                     8,747              7,809             16,822             15,485
    Resource management                                         439                416                868              1,086
                                                           --------           --------           --------           --------
       Total revenues                                        17,052             16,985             32,875             33,077
                                                           --------           --------           --------           --------

OPERATING EXPENSES:
    Cost of software licenses                                 1,366              1,246              2,746              2,561
    Cost of professional services                             2,417              3,082              4,601              6,774
    Cost of hardware                                            458              1,444              1,067              2,103
    Cost of maintenance and other                             2,468              2,358              4,451              5,082
    Cost of resource management                                 148                423                287                794
    Research and development                                  3,393              3,357              6,991              7,703
    Sales and marketing                                       2,677              3,404              5,290              7,144
    General and administrative                                3,295              3,662              6,366              7,130
    Employee termination benefits and other costs               (75)            (2,234)              (161)            (1,131)
                                                           --------           --------           --------           --------
       Total operating expenses                              16,147             16,742             31,638             38,160
                                                           --------           --------           --------           --------

OPERATING INCOME (LOSS)                                         905                243              1,237             (5,083)
OTHER INCOME (EXPENSE):
    Interest income, net                                        139                 90                275                153
    Loss on investment                                           --                 --             (1,888)                --
                                                           --------           --------           --------           --------
       Total other income (expense)                             139                 90             (1,613)               153
                                                           --------           --------           --------           --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                          1,044                333               (376)            (4,930)
PROVISION (BENEFIT) FOR INCOME TAXES                            419                130                (70)            (1,923)
                                                           --------           --------           --------           --------
NET INCOME (LOSS)                                               625                203               (306)            (3,007)
    Foreign currency translation adjustments                      9                 25                 (3)                23
    Unrealized loss on investment                               (41)                --                (22)                --
                                                           --------           --------           --------           --------

COMPREHENSIVE INCOME (LOSS)                                $    593           $    228           $   (331)          $ (2,984)
                                                           ========           ========           ========           ========

NET INCOME (LOSS) PER SHARE:
    Basic                                                  $   0.04           $   0.01           $  (0.02)          $  (0.17)
                                                           ========           ========           ========           ========
    Diluted                                                $   0.04           $   0.01           $  (0.02)          $  (0.17)
                                                           ========           ========           ========           ========

                   The accompanying notes are an integral part
                       of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ---------------------------
                                                                              2001               2000
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $   (306)          $ (3,007)
    Adjustments to reconcile net loss to net cash provided by
       operating activities--
    Depreciation and amortization                                              2,388              2,844
    Loss on disposal of computer equipment, furniture and fixtures                --                 18
    Loss on write-off of other intangible assets                                  --                184
    Deferred income taxes                                                         88               (220)
    Compensation related to stock transactions                                    30                 19
    Loss on investment                                                         1,888                 --
    Changes in operating assets and liabilities--
       Decrease (increase) in assets--
          Trade accounts receivable, net                                      (4,168)             6,161
          Notes receivable                                                      (263)               381
          Other current assets                                                  (396)              (348)
          Deposits                                                               (13)               (14)
       Increase (decrease) in liabilities--
          Accounts payable and accrued liabilities                              (594)            (5,173)
          Deferred revenue                                                     2,172               (556)
          Note payable                                                          (625)                --
          Other liabilities                                                      (19)                (5)
                                                                            --------           --------
              Net cash provided by operating activities                          182                284
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (871)              (530)
    Computer software development costs                                       (1,162)            (1,314)
    Spin-off of subsidiary                                                        --               (923)
                                                                            --------           --------
             Net cash used in investing activities                            (2,033)            (2,767)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                    75                520
    Repurchase of common stock                                                (1,505)                --
                                                                            --------           --------
             Net cash (used in) provided by financing activities              (1,430)               520
                                                                            --------           --------

Effect of foreign currency exchange rate changes on cash and cash
    equivalents                                                                   (3)                23
                                                                            --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,284)            (1,940)

CASH AND CASH EQUIVALENTS, beginning of period                                 9,762              6,901
                                                                            --------           --------

CASH AND CASH EQUIVALENTS, end of period                                    $  6,478           $  4,961
                                                                            ========           ========

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                  $     70           $     24
    Cash paid for income taxes                                                     2                 56

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
    Unrealized loss on investment                                           $     22           $     --

                   The accompanying notes are an integral part
                       of these consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 2000 are included in the Company's consolidated financial statements in this report since the Company's ownership of DSI was reduced to below 20 percent as of May 1, 2000, and the Company's investment in DSI is accounted for using the cost method after that date.

1.       LITIGATION

The Company is a party to some contracts which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company's financial position or operating results.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.       LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                  ----------------------          ----------------------
                                                                   2001            2000            2001            2000
                                                                  ------          ------          ------          ------
         Basic weighted-average shares outstanding                17,264          17,580          17,330          17,552
         Common shares applicable to stock options using
              the treasury stock method                              205              --              --              --
                                                                  ------          ------          ------          ------
         Diluted weighted average shares outstanding              17,469          17,580          17,330          17,552
                                                                  ======          ======          ======          ======

Options to purchase approximately 1.3 million shares were outstanding as of June 30, 2001, but were not included in the computation of diluted loss per share because they are antidilutive.

3.       LOSS ON INVESTMENT

On March 2, 2001, the shareholders of DSI approved, at a special shareholders meeting, an acquisition of DSI by Onvia.com, Inc. (Onvia) pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.6 of a share of Onvia's common stock for every share of DSI common stock they held, and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the first quarter of 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000. For the three months ended June 30, 2001, the Company recorded an unrealized loss of $41 on this investment.

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

           OCTOBER 31,                               AMOUNT
           -----------                               ------
           2001                                      $  450
           2002                                         350
           2003                                         450
           2004                                         500
                                                     ------
                                                     $1,750
                                                     ======

In March 2001, DSI was acquired by Onvia. See Note 3. In connection with this acquisition, this note was assumed by Onvia.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.       NOTE PAYABLE

In June 2000, the Company recorded a note payable for $1,250 with $625 due June 1, 2001 and $625 due June 1, 2002. These payments are subject to a secured promissory note. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. Pursuant to the merger between DSI and Onvia.com, Inc. (Onvia) effective March 5, 2001, these shares were exchanged for 1,200,000 shares of Onvia common stock. See Note 3. The note is recorded as a note payable in the accompanying consolidated balance sheet as of June 30, 2001 and December 31, 2000.

6.       LINE OF CREDIT

On September 7, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 secured by the Company's accounts receivable balance (the Loan). The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent. The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of June 30, 2001, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the Loan.

7.       EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31 and June 30, 2001, the Company recorded the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment, in which these assets were deemed to be non-strategic. The total purchase price was $450, which is partially secured by a note receivable. The first two payments were made in January and April of 2001 and the related gains of $86 and $75, respectively, are recorded in employee termination benefits and other costs in the accompanying consolidated financial statements. A deferred gain of $263 has been recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet and will be recognized as payments are received. Payments of $100 and $163 are due July 1, 2001 and September 1, 2001, respectively.

8.       NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 2001 and June 30, 2000," "Comparison of Six Months Ended June 30, 2001 and June 30, 2000," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                            ----------------------            ----------------------
                                                             2001             2000             2001             2000
                                                            -----            -----            -----            -----
REVENUES:
      Software licenses                                      18.8%            19.6%            20.7%            16.5%
      Professional services                                  22.4             22.4             21.0             26.4
      Hardware                                                4.9              9.6              4.5              7.0
      Maintenance and other                                  51.3             46.0             51.2             46.8
      Resource management                                     2.6              2.4              2.6              3.3
                                                            -----            -----            -----            -----
         Total revenues                                     100.0            100.0            100.0            100.0
                                                            -----            -----            -----            -----

OPERATING EXPENSES:
      Cost of software licenses                               8.0              7.3              8.3              7.7
      Cost of professional services                          14.2             18.1             14.0             20.5
      Cost of hardware                                        2.7              8.5              3.2              6.4
      Cost of maintenance and other                          14.5             13.9             13.5             15.4
      Cost of resource management                             0.9              2.5              0.9              2.4
      Research and development                               19.9             19.8             21.3             23.3
      Sales and marketing                                    15.7             20.0             16.1             21.6
      General and administrative                             19.3             21.6             19.4             21.5
      Employee termination benefits and other cost           (0.5)           (13.2)            (0.5)            (3.4)
                                                            -----            -----            -----            -----
         Total operating expenses                            94.7             98.5             96.2            115.4
                                                            -----            -----            -----            -----

OPERATING INCOME (LOSS)                                       5.3              1.5              3.8            (15.4)
OTHER INCOME (EXPENSE):
    Interest income, net                                      0.8              0.5              0.8              0.5
    Loss on investment                                         --               --             (5.7)              --
                                                            -----            -----            -----            -----
       Total other income (expense)                           0.8              0.5             (4.9)             0.5
                                                            -----            -----            -----            -----

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES                                              6.1              2.0             (1.1)           (14.9)
PROVISION (BENEFIT) FOR INCOME TAXES                          2.4              0.8             (0.2)            (5.8)
                                                            -----            -----            -----            -----
NET INCOME (LOSS)                                             3.7%             1.2%            (0.9)%           (9.1)%
                                                            =====            =====            =====            =====

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

Comparison of Three Months Ended June 30, 2001 and June 30, 2000 (Amounts in thousands)

         Revenues

         The Company's total revenues remained relatively constant at $17,052 for the three months ended June 30, 2001, compared to $16,985 for the three months ended June 30, 2000.

         Software License Revenues. Revenues from software licenses decreased 3% to $3,214 for the three months ended June 30, 2001, from $3,324 for the three months ended June 30, 2000. As a percentage of total revenues, software license revenues decreased to 18.8% for the three months ended June 30, 2001, from 19.6% for the three months ended June 30, 2000. The slight dollar and percentage decreases resulted primarily from an inconsistent market recovery.

         Professional Services Revenues. Revenues from professional services remained relatively constant at $3,820 for the three months ended June 30, 2001, compared to $3,812 for the three months ended June 30, 2000. As a percentage of total revenues, professional services revenues remained constant at 22.4% for the three months ended June 30, 2001 and 2000.

         Hardware Revenues. Hardware revenues decreased 49% to $832 for the three months ended June 30, 2001, from $1,624 for the three months ended June 30, 2000. As a percentage of total revenues, hardware revenues decreased to 4.9% for the three months ended June 30, 2001, from 9.6% for the three months ended June 30, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 12% to $8,747 for the three months ended June 30, 2001, from $7,809 for the three months ended June 30, 2000. As a percentage of total revenues, maintenance and other revenues increased to 51.3% for the three months ended June 30, 2001, from 46.0% for the three months ended June 30, 2000. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2000 and 2001, customer system upgrades and price increases in the fees charged for annual maintenance.

         Resource Management Revenues. Revenues from resource management increased 6% to $439 for the three months ended June 30, 2001, from $416 for the three months ended June 30, 2000. As a percentage of total revenues, resource management revenues increased to 2.6% for the three months ended June 30, 2001, from 2.4% for the three months ended June 30, 2000. The slight dollar and percentage increases were primarily related to annual price increases.

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses increased 10% to $1,366 for the three months ended June 30, 2001, from $1,246 for the three months ended June 30, 2000. As a percentage of software license revenues, cost of software licenses increased to 42.5% for the three months ended June 30, 2001, from 37.5% for the three months ended June 30, 2000. The dollar increase was directly related to the mix of third party products sold. The increase in the cost of software licenses as a percentage of software license revenues was due to lower software license revenues with relatively fixed computer software development amortization costs.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

         Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 22% to $2,417 for the three months ended June 30, 2001, from $3,082 for the three months ended June 30, 2000. As a percentage of professional services revenues, cost of professional services decreased to 63.3% for the three months ended June 30, 2001, from 80.8% for the three months ended June 30, 2000. The dollar and percentage decreases were directly related to more efficient use of existing resources. A reclassification from research and development expenses to cost of professional services was made after the earnings release to correctly reflect personnel costs previously recorded in research and development expenses.

         Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 68% to $458 for the three months ended June 30, 2001, from $1,444 for the three months ended June 30, 2000. As a percentage of hardware revenues, cost of hardware decreased to 55.0% for the three months ended June 30, 2001, from 88.9% for the three months ended June 30, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the hardware royalties which had no associated cost.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 5% to $2,468 for the three months ended June 30, 2001, from $2,358 for the three months ended June 30, 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 28.2% for the three months ended June 30, 2001, from 30.2% for the three months ended June 30, 2000. The dollar increase was primarily related to increased personnel to enhance products and support a larger customer base. The decrease in cost of maintenance and other as a percentage of maintenance and other revenue was primarily due to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management decreased 65% to $148 for the three months ended June 30, 2001, from $423 for the three months ended June 30, 2000. As a percentage of resource management revenues, cost of resource management decreased to 33.7% for the three months ended June 30, 2001, from 101.7% for the three months ended June 30, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, coupled with a reduction in management required to run this operation.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses remained relatively constant at $3,393 for the three months ended June 30, 2001, compared to $3,357 for the three months ended June 30, 2000. As a percentage of total revenues, research and development also remained relatively constant at 19.9% for the three months ended June 30, 2001, compared to 19.8% for the three months ended June 30, 2000.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses decreased 21% to $2,677 for the three months ended June 30, 2001, from $3,404 for the three months ended June 30, 2000. As a percentage of total revenues, sales and marketing decreased to 15.7% for the three months ended June 30, 2001, from 20.0% for the three months ended June 30, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

         General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 10% to $3,295 for the three months ended June 30, 2001, from $3,662 for the three months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses decreased to 19.3% for the three months ended June 30, 2001, from 21.6% for the three months ended June 30, 2000. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies.

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(75), or (0.5)% of total revenues, for the three months ended June 30, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment. During the three months ended June 30, 2000, employee termination benefits and other costs were $(2,234), or (13.2)% of total revenues. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement.

Comparison of Six Months Ended June 30, 2001 and June 30, 2000 (Amounts in thousands)

         Revenues

         The Company's total revenues decreased 1% to $32,875 for the six months ended June 30, 2001, compared to $33,077 for the six months ended June 30, 2000.

         Software License Revenues. Revenues from software licenses increased 25% to $6,823 for the six months ended June 30, 2001, from $5,455 for the six months ended June 30, 2000. As a percentage of total revenues, software license revenues increased to 20.7% for the six months ended June 30, 2001, from 16.5% for the six months ended June 30, 2000. The dollar and percentage increases resulted primarily from the beginning of a market rebound for software license fees combined with early adopters licensing new products.

         Professional Services Revenues. Revenues from professional services decreased 21% to $6,896 for the six months ended June 30, 2001, from $8,732 for the six months ended June 30, 2000. As a percentage of total revenues, professional services revenues decreased to 21.0% for the six months ended June 30, 2001, from 26.4% for the six months ended June 30, 2000. The dollar and percentage decreases related primarily to a decrease in professional services revenues from 2000 and 2001 contracts.

         Hardware Revenues. Hardware revenues decreased 37% to $1,466 for the six months ended June 30, 2001, from $2,319 for the six months ended June 30, 2000. As a percentage of total revenues, hardware revenues decreased to 4.5% for the six months ended June 30, 2001, from 7.0% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

         Maintenance and Other Revenues. Revenues from maintenance and other increased 9% to $16,822 for the six months ended June 30, 2001, from $15,485 for the six months ended June 30, 2000. As a percentage of total revenues, maintenance and other revenues increased to 51.2% for the six months ended June 30, 2001, from 46.8% for the six months ended June 30, 2000. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2000 and 2001, customer system upgrades and price increases in the fees charged for annual maintenance.

         Resource Management Revenues. Revenues from resource management decreased 20% to $868 for the six months ended June 30, 2001, from $1,086 for the six months ended June 30, 2000. As a percentage of total revenues, resource management revenues decreased to 2.6% for the six months ended June 30, 2001, from 3.3% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily related the conversion of an outsourcing customer to an in-house customer.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

Cost of Revenues

         Cost of Software License Revenues. Cost of software licenses increased 7% to $2,746 for the six months ended June 30, 2001, from $2,561 for the six months ended June 30, 2000. As a percentage of software license revenues, cost of software licenses decreased to 40.2% for the six months ended June 30, 2001, from 46.9% for the six months ended June 30, 2000. The dollar increase was directly related to the increased software license revenues and the mix of third party products sold. The decrease in the cost of software licenses as a percentage of software license revenues was due to higher software license revenues with relatively fixed computer software development amortization costs.

         Cost of Professional Services Revenues. Cost of professional services decreased 32% to $4,601 for the six months ended June 30, 2001, from $6,774 for the six months ended June 30, 2000. As a percentage of professional services revenues, cost of professional services decreased to 66.7% for the six months ended June 30, 2001, from 77.6% for the six months ended June 30, 2000. The dollar and percentage decreases were directly related to decreased professional services revenues and more efficient use of existing resources.

         Cost of Hardware Revenues. Cost of hardware decreased 49% to $1,067 for the six months ended June 30, 2001, from $2,103 for the six months ended June 30, 2000. As a percentage of hardware revenues, cost of hardware decreased to 72.8% for the six months ended June 30, 2001, from 90.7% for the six months ended June 30, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to hardware royalties which had no associated cost.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other decreased 12% to $4,451 for the six months ended June 30, 2001, from $5,082 for the six months ended June 30, 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 26.5% for the six months ended June 30, 2001, from 32.8% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily due to more efficient use of existing resources and improved processes.

         Cost of Resource Management Revenues. Cost of resource management decreased 64% to $287 for the six months ended June 30, 2001, from $794 for the six months ended June 30, 2000. As a percentage of resource management revenues, cost of resource management decreased to 33.1% for the six months ended June 30, 2001, from 73.1% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, coupled with a reduction in management required to run this operation.

         Research and Development Expenses. Research and development expenses decreased 9% to $6,991 for the six months ended June 30, 2001, from $7,703 for the six months ended June 30, 2000. As a percentage of total revenues, research and development decreased to 21.3% for the six months ended June 30, 2001, from 23.3% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

         Sales and Marketing Expenses. Sales and marketing expenses decreased 26% to $5,290 for the six months ended June 30, 2001, from $7,144 for the six months ended June 30, 2000. As a percentage of total revenues, sales and marketing decreased to 16.1% for the six months ended June 30, 2001, from 21.6% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

         General and Administrative Expenses. General and administrative expenses decreased 11% to $6,366 for the six months ended June 30, 2001, from $7,130 for the six months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses decreased to 19.4% for the six months ended June 30, 2001, from 21.6% for the six months ended June 30, 2000. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

         Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(161), or (0.5)% of total revenues, for the six months ended June 30, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment. During the six months ended June 30, 2000, employee termination benefits and other costs were $(1,131), or (3.4)% of total revenues. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices.

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

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

         Net cash provided by operating activities totaled $182 and $284 during the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided by operating activities is primarily due to an increase in trade accounts receivable, partially offset by an increase in deferred revenue and a loss on investment.

         Cash used in investing activities (capital expenditures and software development investments) totaled $2,033 and $2,767 during the six months ended June 30, 2001 and 2000, respectively. During 2001 and 2000, investing activities were comprised primarily of the Company's investments in equipment and related software development costs.

         Net cash used in financing activities totaled $1,430 during the six months ended June 30, 2001, compared to net cash provided by financing activities of $520 during the six months ended June 30, 2000. The 2001 period reflects the repurchase of the Company's stock, partially offset by the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan. The 2000 period reflects the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan.

         Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. On September 7, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the "Loan") for a line of credit of up to $5,000 based on the Company's accounts receivable balance. The term of the Loan is for one year from the date of the Loan and bears interest at the bank's prime rate plus 2 percent (8.98 percent as of June 30, 2001). The Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of June 30, 2001, the Company had not borrowed any funds from the loan. In the longer term, or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of June 30, 2001, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                           PART II - OTHER INFORMATION
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to some contracts which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company's financial position or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)      Not applicable.

(b)      Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 28, 2001, at the Company's Annual Meeting of Shareholders, the following was approved:

         1) The election of two members of the Company's Board of Directors to hold office until the 2004 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

         2) An increase in the number of shares of the Company's common stock reserved for issuance under the Company's 1997 Employee Stock Purchase Plan from 800,000 to 1,200,000 shares.

         The total number of shares entitled to vote at this meeting was 11,776,473, and the tabulation of proxies was as follows:

         ELECTION OF DIRECTORS:

      NAME                                             FOR            WITHHELD         NON-VOTES
      ----                                          ----------        --------         ---------
      Joseph M. Loughry, III                        10,400,097         205,969         1,170,407
      L.A. Gornto, Jr.                              10,240,582         365,484         1,170,407

         SHARE INCREASE UNDER THE 1997 EMPLOYEE STOCK PURCHASE PLAN:

                          FOR                  AGAINST             ABSTAIN            NON-VOTES
                       ---------               -------             -------            ---------
                       9,747,934               843,596              14,536            1,170,407

         No other business was brought before the Annual Meeting.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                     PART II - OTHER INFORMATION (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        H.T.E., INC.

Date: August 13, 2001

                                        /s/ Joseph M. Loughry III
                                        ---------------------------------------
                                        Joseph M. Loughry III
                                        Chief Executive Officer/President




                                        /s/ Susan D. Falotico
                                        ---------------------------------------
                                        Susan D. Falotico
                                        Chief Financial Officer