Form 10-Q
period 2001-09-30
HTE INC
filed 2001-11-13
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No: 0-22657

H.T.E., INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2133858 (I.R.S. Employer Identification No.)

1000 Business Center Drive
Lake Mary, Florida 32746
(407) 304-3235

(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2001

Common stock Par value $.01 per share	16,960,548

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$13,008	$9,762

Trade accounts receivable, net	23,929	23,543

Deferred income taxes	2,416	2,263

Notes receivable, current portion	623	450

Other current assets	1,877	1,599

Total current assets	41,853	37,617

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net	3,583	3,633

OTHER ASSETS

Computer software development costs, net	4,432	5,427

Other intangible assets, net	133	325

Deferred income taxes	3,343	3,793

Notes receivable, long-term	1,300	1,300

Investment	504	2,164

Deposits	255	247

Total other assets	9,967	13,256

	$55,403	$54,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$7,596	$8,424

Deferred revenue	30,885	26,587

Note payable, current portion	625	625

Total current liabilities	39,106	35,636

LONG-TERM LIABILITIES

Note payable, long-term	—	625

Other long-term liabilities	418	448

Total long-term liabilities	418	1,073

STOCKHOLDERS’ EQUITY

Common stock	170	172

Additional paid-in capital	31,718	31,493

Accumulated deficit	(18,036)	(15,693)

Equity from investment in subsidiary	2,470	2,470

Cumulative translation adjustment	(70)	(59)

Receivable from shareholders	(15)	—

Unrealized loss on investment	(358)	(586)

Total stockholders’ equity	15,879	17,797

	$55,403	$54,506

The accompanying notes are an integral part of these consolidated balance sheets.

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

CONSOLIDATED STATEMENT OF INCOME DATA:

REVENUES:

Software licenses	$2,787	$2,665	$9,610	$8,120

Professional services	3,230	3,372	10,126	12,104

Hardware	217	482	1,683	2,801

Maintenance and other	9,482	8,102	26,304	23,587

Resource management	427	438	1,295	1,524

Total revenues	16,143	15,059	49,018	48,136

OPERATING EXPENSES:

Cost of software licenses	1,109	1,486	3,855	4,047

Cost of professional services	2,383	2,746	6,984	9,520

Cost of hardware	152	397	1,219	2,500

Cost of maintenance and other	2,480	2,268	6,931	7,350

Cost of resource management	126	233	413	1,027

Research and development	3,226	3,044	10,217	10,747

Sales and marketing	2,227	2,631	7,517	9,775

General and administrative	3,559	3,252	9,925	10,382

Employee termination benefits and other costs	1,289	—	1,128	(1,131)

Total operating expenses	16,551	16,057	48,189	54,217

OPERATING INCOME (LOSS)	(408)	(998)	829	(6,081)

OTHER INCOME (EXPENSE):

Interest income, net	100	85	375	238

Loss on investment	—	—	(1,888)	—

Total other income (expense)	100	85	(1,513)	238

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(308)	(913)	(684)	(5,843)

PROVISION (BENEFIT) FOR INCOME TAXES	225	(356)	155	(2,279)

NET LOSS	(533)	(557)	(839)	(3,564)

Foreign currency translation adjustments	(8)	(45)	(11)	(22)

Unrealized loss on investment	(336)	—	(358)	—

COMPREHENSIVE LOSS	$(877)	$(602)	$(1,208)	$(3,586)

NET LOSS PER SHARE:

Basic	$(0.03)	$(0.03)	$(0.05)	$(0.20)

Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.20)

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(839)	$(3,564)

Adjustments to reconcile net loss to net cash provided by operating activities—

Depreciation and amortization	3,667	4,197

Loss on disposal of computer equipment, furniture and fixtures	10	18

Loss on write-off of other intangible assets	11	184

Loss on write-off of computer software development costs	274	—

Gain on sale of assets	(81)	—

Deferred income taxes	297	(576)

Compensation related to stock transactions	45	19

Loss on investment	1,888	—

Changes in operating assets and liabilities—

Decrease (increase) in assets—

Trade accounts receivable, net	(386)	10,267

Notes receivable	(163)	579

Other current assets	(282)	(316)

Deposits	(12)	(10)

Increase (decrease) in liabilities—

Accounts payable and accrued liabilities	(828)	(6,775)

Deferred revenue	4,411	(614)

Note payable	(625)	—

Other liabilities	(30)	(16)

Net cash provided by operating activities	7,357	3,393

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,130)	(938)

Computer software development costs	(1,629)	(2,183)

Spin-off of subsidiary	—	(923)

Net cash used in investing activities	(2,759)	(4,044)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	168	618

Repurchase of common stock	(1,509)	(174)

Net cash (used in) provided by financing activities	(1,341)	444

Effect of foreign currency exchange rate changes on cash and cash equivalents	(11)	(22)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,246	(229)

CASH AND CASH EQUIVALENTS, beginning of period	9,762	6,901

CASH AND CASH EQUIVALENTS, end of period	$13,008	$6,672

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:

Cash paid for interest	$9	$25

Cash paid for income taxes	—	56

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:

Unrealized loss on investment	$358	$—

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000
(Amounts in thousands, except share and per share amounts)

The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the notes thereto, included in the Company’s Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

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

HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR. The effect of the Company’s foreign operations on the accompanying consolidated financial statements was not material.

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI’s operating results through April 2000 are included in the Company’s consolidated financial statements in this report since the Company’s ownership of DSI was reduced to below 20 percent as of May 1, 2000, and the Company’s investment in DSI is accounted for using the cost method after that date.

1. LITIGATION

The Company is a party to some contracts which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company’s financial position or operating results.

In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any legal proceedings or claims that it believes are likely to have a material effect on its financial position or operating results.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000
(Amounts in thousands, except share and per share amounts)

2. LOSS PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic weighted-average shares outstanding	16,959	17,640	17,205	17,581

Common shares applicable to stock options using the treasury stock method	—	—	—	—

Diluted weighted average shares outstanding	16,959	17,640	17,205	17,581

Options to purchase approximately 1.3 million shares were outstanding as of September 30, 2001, but were not included in the computation of diluted loss per share because they are antidilutive.

3. LOSS ON INVESTMENT

On March 2, 2001, the shareholders of DSI approved, at a special shareholders meeting, an acquisition of DSI by Onvia.com, Inc. (Onvia) pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.6 of a share of Onvia’s common stock for every share of DSI common stock they held, and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the first quarter of 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000. For the three months and nine months ended September 30, 2001, the Company recorded an unrealized loss of $336 and $358, respectively on this investment.

4. NOTE RECEIVABLE

In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement), which modified an unsecured loan agreement with DSI entered into in October 1999. The Agreement deferred the payment of the principal and interest due October 31, 2000, (the “10-31-00 Note Payment”) under the loan agreement until October 31, 2001 and allows DSI to repay the 10-31-00 Note Payment by issuing equity securities to HTE only if DSI issues a new equity security in a third party transaction in which equity capital in excess of $3,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increased the interest rate to 10 percent effective November 1, 2000, and required DSI to pay HTE a one-time modification fee of $10. The note, as amended by the Agreement, provides for the principal balance of $1,750 to be repaid by DSI according to the following schedule:

October 31,	Amount

2001	$450

2002	350

2003	450

2004	500

$1,750

In March 2001, DSI was acquired by Onvia. See Note 3. In connection with this acquisition, this note was assumed by Onvia.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000
(Amounts in thousands, except share and per share amounts)

5. NOTE PAYABLE

In June 2000, the Company recorded a note payable for $1,250 with $625 due June 1, 2001 and $625 due June 1, 2002. These payments are subject to a secured promissory note. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. Pursuant to the merger between DSI and Onvia.com, Inc. (Onvia) effective March 5, 2001, these shares were exchanged for 1,200,000 shares of Onvia common stock. See Note 3. The note is recorded as a note payable in the accompanying consolidated balance sheet as of September 30, 2001 and December 31, 2000.

6. LINE OF CREDIT

The Company had a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 secured by the Company’s accounts receivable balance (the “Loan”). The Loan expired in September 2001. The Loan bore interest at the bank’s prime rate plus 2 percent. The Loan was collateralized by the assets of the Company and required the Company to maintain a financial covenant related to tangible net worth.

Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5,000 based on the Company’s accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate plus 0.5 percent (6.5 percent as of September 30, 2001), increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of September 30, 2001, the Company had not borrowed any funds from the New Loan.

7. EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, June 30 and September 30, 2001, the Company recorded the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment, in which these assets were deemed to be non-strategic. The total purchase price was $450, which is partially secured by a note receivable. The first three payments were made in January, April and July of 2001 and the related gains of $86, $75 and $75, respectively, are recorded in employee termination benefits and other costs in the accompanying consolidated financial statements. A deferred gain of $163 has been recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and will be recognized when the payment is received. A payment of $163 is due October 1, 2001. Subsequent to September 30, 2001, this payment was received.

During the three months ended September 30, 2001, the Company recorded employee termination benefits and other costs of $1,364, which include employee severance packages, capitalized software development cost write-offs and other costs related to the discontinuation of product lines. This charge was the result of the recent change in the Company’s strategy. The costs incurred include $659 for employee severance packages related to a workforce reduction and $705 for the discontinuation of various product lines. As of September 30, 2001, $545 remains accrued in accounts payable and accrued liabilities.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000
(Amounts in thousands, except share and per share amounts)

8. NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company has determined the impact of adopting SFAS 141 and SFAS 142 will not have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company’s financial statements.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS 144 to have a material effect on the Company’s financial statements.

9. SUPPLEMENTAL NON-CASH TRANSACTIONS

During the quarter ended September 30, 2001, the Company sold selected assets of Bellamy. This transaction had the following non-cash effect of increasing (decreasing) the following accounts during the nine months ended September 30, 2001:

Notes receivable	10

Other current assets	(4)

Computer equipment, furniture and fixtures	(34)

Deposits	(4)

Deferred revenue	(113)

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000
(Amounts in thousands, except share and per share amounts)

10. SUBSEQUENT EVENT

On October 29, 2001, the Company redeemed 5,618,952 shares of its common stock from Tyler Technologies, Inc. (Tyler) for a purchase price of $7,305. The Company effected the redemption in accordance with applicable Florida law by delivering notice of redemption to Tyler on October 29, 2001 and depositing the total amount of the purchase price with an escrow agent. As a result of the notice and escrow of funds, the 5,618,952 shares are deemed not to be issued and outstanding. Upon receipt of the certificates representing all of the shares redeemed, the escrow agent will release funds in the amount of the purchase price to Tyler.

Subsequently, Tyler issued a statement denying that a redemption of the Company’s shares had occurred. Therefore, the Company filed an action in Seminole County, Florida Circuit Court for a Declaratory Judgment to legally confirm its rights, under Florida law, to redeem 5,618,952 shares of its common stock from Tyler.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Comparison of Three Months Ended September 30, 2001 and September 30, 2000,” “Comparison of Nine Months Ended September 30, 2001 and September 30, 2000,” and “Liquidity and Capital Resources,” below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company’s public sector customers, demand for the Company’s products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company’s filings with the Securities and Exchange Commission from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-22657).

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:

Software licenses	17.3%	17.7%	19.6%	16.9%

Professional services	20.0	22.4	20.7	25.1

Hardware	1.3	3.2	3.4	5.8

Maintenance and other	58.7	53.8	53.7	49.0

Resource management	2.7	2.9	2.6	3.2

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:

Cost of software licenses	6.9	9.9	7.9	8.4

Cost of professional services	14.7	18.2	14.3	19.8

Cost of hardware	0.9	2.6	2.5	5.2

Cost of maintenance and other	15.4	15.1	14.1	15.3

Cost of resource management	0.8	1.5	0.8	2.1

Research and development	20.0	20.2	20.8	22.3

Sales and marketing	13.8	17.5	15.3	20.3

General and administrative	22.0	21.6	20.3	21.6

Employee termination benefits and other costs	8.0	—	2.3	(2.4)

Total operating expenses	102.5	106.6	98.3	112.6

OPERATING INCOME (LOSS)	(2.5)	(6.6)	1.7	(12.6)

OTHER INCOME (EXPENSE):

Interest income, net	0.6	0.5	0.8	0.5

Loss on investment	—	—	(3.9)	—

Total other income (expense)	0.6	0.5	(3.1)	0.5

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1.9)	(6.1)	(1.4)	(12.1)

PROVISION (BENEFIT) FOR INCOME TAXES	1.4	(2.4)	0.3	(4.7)

NET LOSS	(3.3)%	(3.7)%	(1.7)%	(7.4)%

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

Comparison of Three Months Ended September 30, 2001 and September 30, 2000 (Amounts in thousands)

     Revenues

     The Company’s total revenues increased 7% to $16,143 for the three months ended September 30, 2001, from $15,059 for the three months ended September 30, 2000.

     Software License Revenues. Revenues from software licenses increased 5% to $2,787 for the three months ended September 30, 2001, from $2,665 for the three months ended September 30, 2000. As a percentage of total revenues, software license revenues decreased to 17.3% for the three months ended September 30, 2001, from 17.7% for the three months ended September 30, 2000. The dollar increase was related to early adopters licensing new products. The slight decrease in software license revenue as a percentage of total revenues resulted primarily from the inconsistent market recovery.

     Professional Services Revenues. Revenues from professional services decreased 4% to $3,230 for the three months ended September 30, 2001, from $3,372 for the three months ended September 30, 2000. As a percentage of total revenues, professional services revenues decreased to 20.0% for the three months ended September 30, 2001, from 22.4% for the three months ended September 30, 2000. The dollar and percentage decreases were primarily related to the two-week travel shutdown after the September 11, 2001 tragedy.

     Hardware Revenues. Hardware revenues decreased 55% to $217 for the three months ended September 30, 2001, from $482 for the three months ended September 30, 2000. As a percentage of total revenues, hardware revenues decreased to 1.3% for the three months ended September 30, 2001, from 3.2% for the three months ended September 30, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 17% to $9,482 for the three months ended September 30, 2001, from $8,102 for the three months ended September 30, 2000. As a percentage of total revenues, maintenance and other revenues increased to 58.7% for the three months ended September 30, 2001, from 53.8% for the three months ended September 30, 2000. The dollar and percentage increases were primarily due to increases in the fees charged for annual maintenance combined with maintenance contracts associated with new software licenses.

     Resource Management Revenues. Revenues from resource management decreased 3% to $427 for the three months ended September 30, 2001, from $438 for the three months ended September 30, 2000. As a percentage of total revenues, resource management revenues decreased to 2.7% for the three months ended September 30, 2001, from 2.9% for the three months ended September 30, 2000. The slight dollar and percentage decreases were primarily related to an amendment of an outsourcing contract.

Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 25% to $1,109 for the three months ended September 30, 2001, from $1,486 for the three months ended September 30, 2000. As a percentage of software license revenues, cost of software licenses decreased to 39.8% for the three months ended September 30, 2001, from 55.8% for the three months ended September 30, 2000. The dollar and percentage decreases were related to the lower amortization of computer software development costs with relatively flat software license revenues and the mix of third party products sold.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

     Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 13% to $2,383 for the three months ended September 30, 2001, from $2,746 for the three months ended September 30, 2000. As a percentage of professional services revenues, cost of professional services decreased to 73.8% for the three months ended September 30, 2001, from 81.4% for the three months ended September 30, 2000. The dollar and percentage decreases were directly related to more efficient use of existing resources and the reduction in use of contractors for billable work.

     Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 62% to $152 for the three months ended September 30, 2001, from $397 for the three months ended September 30, 2000. As a percentage of hardware revenues, cost of hardware decreased to 70.0% for the three months ended September 30, 2001, from 82.4% for the three months ended September 30, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the hardware royalties, which had no associated cost.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 9% to $2,480 for the three months ended September 30, 2001, from $2,268 for the three months ended September 30, 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 26.2% for the three months ended September 30, 2001, from 28.0% for the three months ended September 30, 2000. The dollar increase was primarily related to increased personnel to enhance products and support a larger customer base. The decrease in cost of maintenance and other as a percentage of maintenance and other revenue was primarily due to an increase in the maintenance revenue base.

     Cost of Resource Management Revenues. Cost of resource management decreased 46% to $126 for the three months ended September 30, 2001, from $233 for the three months ended September 30, 2000. As a percentage of resource management revenues, cost of resource management decreased to 29.5% for the three months ended September 30, 2001, from 53.2% for the three months ended September 30, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, coupled with a reduction in management required to run this operation.

     Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company’s overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses increased 6% to $3,226 for the three months ended September 30, 2001, from $3,044 for the three months ended September 30, 2000. As a percentage of total revenues, research and development also remained relatively constant at 20.0% for the three months ended September 30, 2001, compared to 20.2% for the three months ended September 30, 2000. The dollar increase primarily related to an increased focus on product enhancements, which were not capitalized as software development costs and resulted in lower capitalization of software development costs and increased expense.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company’s sales and marketing personnel. Sales and marketing expenses decreased 15% to $2,227 for the three months ended September 30, 2001, from $2,631 for the three months ended September 30, 2000. As a percentage of total revenues, sales and marketing decreased to 13.8% for the three months ended September 30, 2001, from 17.5% for the three months ended September 30, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

     General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 9% to $3,559 for the three months ended September 30, 2001, from $3,252 for the three months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses increased to 22.0% for the three months ended September 30, 2001, from 21.6% for the three months ended September 30, 2000. The dollar and percentage increases were primarily due to an increased allowance for doubtful accounts related to the discontinuance and sale of various product lines.

     Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,289, or 8.0% of total revenues, for the three months ended September 30, 2001. This amount related to employee severance packages, capitalized software development cost write-offs, gain from sale of assets and other costs related to the discontinuation of product lines. This charge was the result of the recent change in the Company’s strategy. The costs incurred include $659 for employee severance packages related to a workforce reduction and $705 for the discontinuation of various product lines, partially offset by a $75 gain from sale of assets. There were no comparable costs in the three months ended September 30, 2000.

Comparison of Nine Months Ended September 30, 2001 and September 30, 2000 (Amounts in thousands)

     Revenues

     The Company’s total revenues increased 2% to $49,018 for the nine months ended September 30, 2001, compared to $48,136 for the nine months ended September 30, 2000.

     Software License Revenues. Revenues from software licenses increased 18% to $9,610 for the nine months ended September 30, 2001, from $8,120 for the nine months ended September 30, 2000. As a percentage of total revenues, software license revenues increased to 19.6% for the nine months ended September 30, 2001, from 16.9% for the nine months ended September 30, 2000. The dollar and percentage increases resulted primarily from the beginning of a market rebound for software license fees combined with early adopters licensing new products.

     Professional Services Revenues. Revenues from professional services decreased 16% to $10,126 for the nine months ended September 30, 2001, from $12,104 for the nine months ended September 30, 2000. As a percentage of total revenues, professional services revenues decreased to 20.7% for the nine months ended September 30, 2001, from 25.1% for the nine months ended September 30, 2000. The dollar and percentage decreases related primarily to a decrease in professional services revenues from 2000 and 2001 contracts.

     Hardware Revenues. Hardware revenues decreased 40% to $1,683 for the nine months ended September 30, 2001, from $2,801 for the nine months ended September 30, 2000. As a percentage of total revenues, hardware revenues decreased to 3.4% for the nine months ended September 30, 2001, from 5.8% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 12% to $26,304 for the nine months ended September 30, 2001, from $23,587 for the nine months ended September 30, 2000. As a percentage of total revenues, maintenance and other revenues increased to 53.7% for the nine months ended September 30, 2001, from 49.0% for the nine months ended September 30, 2000. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2000 and 2001, customer system upgrades and price increases in the fees charged for annual maintenance.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

Resource Management Revenues. Revenues from resource management decreased 15% to $1,295 for the nine months ended September 30, 2001, from $1,524 for the nine months ended September 30, 2000. As a percentage of total revenues, resource management revenues decreased to 2.6% for the nine months ended September 30, 2001, from 3.2% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer.

Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 5% to $3,855 for the nine months ended September 30, 2001, from $4,047 for the nine months ended September 30, 2000. As a percentage of software license revenues, cost of software licenses decreased to 40.1% for the nine months ended September 30, 2001, from 49.8% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily related to the lower amortization of computer software development costs with higher software license revenues and the mix of third party products sold.

     Cost of Professional Services Revenues. Cost of professional services decreased 27% to $6,984 for the nine months ended September 30, 2001, from $9,520 for the nine months ended September 30, 2000. As a percentage of professional services revenues, cost of professional services decreased to 69.0% for the nine months ended September 30, 2001, from 78.7% for the nine months ended September 30, 2000. The dollar and percentage decreases were directly related to decreased professional services revenues and more efficient use of existing resources.

     Cost of Hardware Revenues. Cost of hardware decreased 51% to $1,219 for the nine months ended September 30, 2001, from $2,500 for the nine months ended September 30, 2000. As a percentage of hardware revenues, cost of hardware decreased to 72.4% for the nine months ended September 30, 2001, from 89.3% for the nine months ended September 30, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to hardware royalties, which had no associated cost.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other decreased 6% to $6,931 for the nine months ended September 30, 2001, from $7,350 for the nine months ended September 30, 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 26.3% for the nine months ended September 30, 2001, from 31.2% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily due to an increase in the maintenance revenue base.

     Cost of Resource Management Revenues. Cost of resource management decreased 60% to $413 for the nine months ended September 30, 2001, from $1,027 for the nine months ended September 30, 2000. As a percentage of resource management revenues, cost of resource management decreased to 31.9% for the nine months ended September 30, 2001, from 67.4% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, coupled with a reduction in management required to run this operation.

     Research and Development Expenses. Research and development expenses decreased 5% to $10,217 for the nine months ended September 30, 2001, from $10,747 for the nine months ended September 30, 2000. As a percentage of total revenues, research and development decreased to 20.8% for the nine months ended September 30, 2001, from 22.3% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 23% to $7,517 for the nine months ended September 30, 2001, from $9,775 for the nine months ended September 30, 2000. As a percentage of total revenues, sales and marketing decreased to 15.3% for the nine months ended September 30, 2001, from 20.3% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

     General and Administrative Expenses. General and administrative expenses decreased 4% to $9,925 for the nine months ended September 30, 2001, from $10,382 for the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses decreased to 20.3% for the nine months ended September 30, 2001, from 21.6% for the nine months ended September 30, 2000. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies, partially offset by the increased allowance for doubtful accounts related to the discontinuance and sale of various product lines.

     Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,128, or 2.3% of total revenues, for the nine months ended September 30, 2001. This amount related to employee severance packages, capitalized software development cost write-offs, gain from sale of assets and other costs related to the discontinuation of product lines. This charge was the result of the recent change in the Company’s strategy. The costs incurred include $659 for employee severance packages related to a workforce reduction and $705 for the discontinuation of various product lines, partially offset by a $75 gain from sale of assets. During the nine months ended September 30, 2000, employee termination benefits and other costs were $(1,131), or (2.4)% of total revenues. This amount represents the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices.

     The Company’s revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company’s solutions, the timing of customer system conversions, and the Company’s sales practices. The Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company’s operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

     Net cash provided by operating activities totaled $7,357 and $3,393 during the nine months ended September 30, 2001 and 2000, respectively. The increase in cash provided by operating activities is primarily due to working capital changes in accounts receivable, accounts payable and accrued liabilities and deferred revenue. In addition, the Company made a payment on its note payable.

     Cash used in investing activities (capital expenditures and software development investments) totaled $2,759 and $4,044 during the nine months ended September 30, 2001 and 2000, respectively. During 2001 and 2000, investing activities were comprised primarily of the Company’s investments in equipment and related software development costs.

     Net cash used in financing activities totaled $1,341 during the nine months ended September 30, 2001, compared to net cash provided by financing activities of $444 during the nine months ended September 30, 2000. The 2001 period reflects the repurchase of the Company’s stock, partially offset by the proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan and the exercise of options under the Company’s executive incentive plan. The 2000 period primarily reflects the proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan and the exercise of options under the Company’s executive incentive plan.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

LIQUIDITY AND CAPITAL RESOURCES-continued (Amounts in thousands)

     Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company’s working capital and capital expenditure requirements for at least the next 12 months. Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5,000 based on the Company’s accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate plus 0.5 percent (6.5 percent as of September 30, 2001), increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of September 30, 2001, the Company had not borrowed any funds from the New Loan. In the longer term, or if the Company’s current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of September 30, 2001, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2001

PART II — OTHER INFORMATION
(Amounts in thousands, except share amounts)

Item 1. Legal Proceedings

The Company is a party to some contracts which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company’s financial position or operating results.

In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any legal proceedings or claims that it believes are likely to have a material effect on its financial position or operating results.

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.
(b) Not applicable.

Item 4. Submissions of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2001.

H.T.E., INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.T.E., Inc.

Date: November 12, 2001

/s/ Joseph M. Loughry III

Joseph M. Loughry III Chief Executive Officer/President

/s/ Susan D. Falotico

Susan D. Falotico Chief Financial Officer