Form 10-K405
period 2001-12-31
HTE INC
filed 2002-03-28
CIK 1010655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0-22657
                                  H.T.E., INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                      59-2133858
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
         1000 BUSINESS CENTER DRIVE
            LAKE MARY, FLORIDA                                     32746
  (Address of Principal Executive Offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (407) 304-3235

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 05 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 4, 2002, was $38,914,103. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 4, 2002, was 10,988,147.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                           PART I
Item 1. Business............................................    1
Item 2. Properties..........................................    9
Item 3. Legal Proceedings...................................    9
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   10

                          PART II
Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   10
Item 6. Selected Financial Data.............................   11
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   13
Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   30
Item 8. Financial Statements and Supplementary Data.........   30
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................   30

                          PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................   31
Item 11. Executive Compensation.............................   33
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   42
Item 13. Certain Relationships and Related Transactions.....   43

                          PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   45

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this Report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "estimate," "predict," "forecast," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     H.T.E., Inc. ("HTE" or the "Company") develops, markets, implements and supports fully-integrated enterprise-wide application software, Internet, and wireless solutions designed specifically for public sector organizations, including state, county and city governments, other municipal agencies and both public and private utilities. The Company also develops custom solutions for use by Federal agencies including FEMA and the Census Bureau. For over 20 years, the Company has focused its applications, business and marketing exclusively on the public sector and utilities and has established itself as a market leader. HTE's fully-integrated enterprise-wide software applications are designed to enable these organizations to improve delivery of services, reduce costs, enhance revenue collection, operate within budgetary constraints, comply with government regulations and improve overall operating efficiencies. The Company's Total Enterprise Solution(R) currently includes more than 50 applications addressing six functional areas: financial management, community services, public safety, justice, utility management and K-12 school administration. The Company's products operate as integrated suites of applications or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides related services, including consulting, implementation, and education and training.

     As of December 31, 2001, the Company's customers consisted of more than 2,200 offices, agencies, and utility companies in the U.S., Caribbean and Canada, including installations in all 50 U.S. states. The Company markets and sells its products primarily through a direct sales force. The Company's focus on the public sector and utilities industries has allowed it to develop significant domain expertise in these industries and to design feature-rich solutions that address the specific needs of these organizations.

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

     The public sector marketplace is currently undergoing significant organizational and business changes. In recent years, the federal government gave additional program and funding responsibilities to state and local governments, resulting in a growing requirement at the local level to fill the gap between increasing constituent demands and limited resources. Like many private sector businesses, public sector organizations are facing increasing pressure to improve delivery of goods and services while striving to reduce costs and generate additional revenue. In response, public sector organizations are employing information technology ("IT") solutions in an effort to streamline and automate administrative intensive processes, improve timeliness and quality of services, and generally enhance operating efficiencies. These organizations are also coming under pressure to provide services to citizens via the Internet and to improve operations with wireless capabilities. In addition, public organizations are seeking to use information technology to create new sources of revenue and enhance existing revenue collection.

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

HTE'S TOTAL ENTERPRISE SOLUTION(R)

     The Company's integrated, enterprise-wide software solution enables public sector and utility organizations to improve delivery of services, reduce costs, enhance revenue collection, operate successfully within budgetary constraints, comply with government regulations and improve overall operating efficiencies. HTE's Total Enterprise Solution is based on more than 20 years of public sector and utility expertise and consists of a full suite of software applications, as well as a complete range of customer services, support and training. The Company's Total Enterprise Solution provides the following:

          Integrated Enterprise-Wide Solutions and Depth of Functionality. HTE offers a Total Enterprise Solution, consisting of more than 50 applications, which provides feature-rich systems for financial management, community services, public safety, justice, utility management and K-12 school administration. HTE's products operate as stand-alone applications or as integrated suites that provide users with a consistent browser enabled user interface and the ability to easily access data and share information among multiple departments and agencies. The Company's applications are based upon proven technologies and are designed to function in mission-critical environments.

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

          n-tiered Software Architecture. The Company's layered software architecture isolates the application logic from the presentation layer and the database. This feature enables the Company to utilize multiple platforms and effectively integrate new technologies with existing software. n-tiered architecture allows customers to protect their investments in information systems while positioning them to adopt new object-based solutions, high performance servers and database management systems with no loss of functionality.

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

STRATEGY

     The Company's objective is to be the dominate provider of enterprise-wide information solutions by virtue of providing the most compelling customer value in the public sector and utility marketplace. Principal elements of the Company's strategy include:

          Promote Integrated Enterprise-Wide Solutions. HTE believes that the fully-integrated suite of proven, feature-rich applications comprising the Company's Total Enterprise Solution provides significant opportunities with its existing customer base as well as with new customers. The Company believes a substantial opportunity exists to sell additional products to current customers who have only a few of the Company's applications. HTE also intends to leverage its robust suite of applications to potential new customers that are currently looking for a point solution, such as a single department-based application, but prefer products which may be easily integrated with other applications in the future. HTE will continue to devote significant resources for marketing solutions to potential customers seeking enterprise-wide alternatives.

          Enable Citizen, Customer and Business Access via the Internet. The Company estimates that millions of U.S. households and businesses are served by communities and organizations that use HTE software to manage their information systems. These citizens increasingly are looking to their counties/communities to improve electronic services access for the payment of utility bills, tax bills, and parking tickets and for additional e-government capabilities for such activities as scheduling building inspections, filing court cases, and filing general citizen complaints or incident reports. HTE meets this need by providing real time, transaction capable e-government applications.

          Capitalize on Public Sector Expertise. The Company intends to capitalize on its public sector knowledge and experience to enhance sales in existing markets, such as the utilities market, and expand into new market segments, such as educational institutions. For over 20 years, the Company has focused exclusively on the public sector and utilities marketplace. The Company believes this focus has resulted in the development of a core expertise and background in areas such as government fund accounting, as well as the "front-office" and "back-office" mission-critical activities of police, fire and other emergency personnel. In addition, HTE believes its public sector focus has allowed the Company to develop a large customer base, consisting of more than 2,200 offices, agencies, and utility companies across North America. The Company believes the size and geographic breadth of its customer base offers significant leverage with regard to new business, since references from existing customers often result in future sales opportunities.

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

          Supplement Internal Growth Through Strategic Acquisitions. The Company views acquisitions as a means of acquiring technology and application expertise, broadening its customer base. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. In the longer term, the Company intends to pursue acquisition opportunities that accomplish its objective of becoming the leading provider of enterprise-wide information solutions to the public sector. Over the past seven years, the Company has supplemented its internal growth with nine strategic acquisitions.

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

                           COMMUNITY SERVICES SYSTEMS

     The Company's systems provide a centralized land and location database solution that expedites access to property data, business licenses and permits, code enforcement proceedings, planning and zoning processes, appraisal and assessment, and tax billing and collections. The system also manages community parks and recreational facilities. The principal benefits of the systems are as follows:

     - A centralized information system that expedites access to property data, business licenses and permits, code enforcement proceedings, planning and zoning processes, appraisals and assessments, and tax billing and collections.

     - Generates all documentation and improves revenue tracking, processing and payment collection.

     - Routes projects to various agencies and promotes communication between agencies.

                             PUBLIC SAFETY SYSTEMS

     The public safety systems provide police, fire and emergency medical responders with a complete public safety solution through an integrated suite of applications. These applications provide immediate mobile access to vital information such as prior call history, hazmat information, wanted person data, equipment recommendations and first responder medical instructions. A complete suite of mobile applications designed to run on platforms ranging from laptops to PDA's allows for the collection of incident, fire and medical data comply with all state and federal mandated requirements. This wireless capability provides for increased emergency responder safety and awareness as departments are able to share data across disparate agencies. Critical wireless communications links allow for the real time dissemination of information in disaster type situations through applications and technologies such as HTE Message Switch, Mobile Data Browser, E911 integration, geographic information technologies and various alarm interfaces. The principal benefits of the public safety applications are as follows:

     - A complete suite of applications that provides critical information to users in emergency situations through mobile computing technologies.

     - Provides emergency responders with silent communications, increasing officer safety and restricting unauthorized monitoring of emergency responder voice traffic.

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

HTE'S LAYERED SOFTWARE ARCHITECTURE

     The Company's software architecture is based on a layered software model. Under this model, Microsoft Windows 95, Windows 98 and Windows NT/2000 may host the client. The n-tier architecture isolates the application logic and database access from the presentation layer. A Java-based server running on either Windows NT/2000 or the IBM eServer iSeries hosts the presentation layer. The presentation layer supports Java-capable browsers such as Microsoft's Internet Explorer and Netscape's Navigator.

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

SALES AND MARKETING

     The Company sells its products in North America through a direct sales force. As of December 31, 2001, the Company had 38 employees in its sales and marketing organization, including sales representatives, pre-sale consultants, sales and marketing management, proposal specialists, and product demonstrators. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers. These techniques include exhibiting at trade shows; conducting seminars for clients and prospective clients on technology and industry issues; and marketing through targeted mail campaigns, telemarketing and the corporate web site.

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

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong relationships with businesses that the Company believes play a role in the successful marketing of its software products. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage information systems. These providers include software and hardware vendors and technology consulting firms, some of which are active in the selection and implementation of information systems for organizations that comprise the Company's principal customer base. HTE maintains relationships with companies such as Microsoft, IBM, Cognos, Jacada, and ESRI. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of many of these companies. HTE has conducted several joint marketing and sales programs with these vendors, including seminars, direct mail campaigns and trade show appearances. Additionally, the Company plans to drive new growth through Internet citizen access. The Company's large existing customer base of over 2,200 government offices, agencies, and utility companies creates a ready market to millions of household citizens and utility customers served by the Company's application suite. The Company believes that a significant untapped business opportunity exists in providing these household citizens and utility customers online transaction-oriented services, 24 hours a day, seven days a week, from the comfort of their homes or offices.

CUSTOMERS

     The Company provides fully-integrated, enterprise-wide software solutions to federal, state, city and county governments, utilities, transportation authorities, parks and recreation departments and police, fire and emergency personnel. As of December 31, 2001, the Company had a customer base of over 2,200 offices, agencies and utility companies, including installations in all 50 U.S. states. No customer accounted for more than 10% of total revenues for the years ended December 31, 1999, 2000 or 2001.

PRODUCT DEVELOPMENT

     HTE's product development efforts are focused on further enhancement of its java based user interface, e-government applications and development of windows based products architected for deployment alongside iSeries products. Key product functionality enhancements will also be addressed as identified by our user group through the Enhancement Request System (ERS) and by our marketing research. In addition, HTE will continue to evolve its enterprise wide solution by continuing to enhance and streamline application interfaces toward increased performance and reliability. At December 31, 2001, HTE had 148 full-time employees in product development.

     HTE plans to continue to add new products and services, both through internal development and potential acquisitions, to leverage the Company's core technologies and expertise. In the development of new applications, the Company intends to strive to allow customers to utilize existing systems while at the same time providing customers the advantage of advances in network systems, platforms, database and other relevant technologies. The Company's gross development expenditures were $23.1 million, $17.4 million and $15.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     The Company believes the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its markets, the Company competes from time to time with (i) the consulting divisions of national and regional accounting firms, (ii) publicly held companies that focus on selected segments of the public sector and utilities markets including PeopleSoft, Inc., Systems Computer & Technology, Inc., J.D. Edwards & Company, Inc., SunGard Data Systems, Inc., Tyler Technologies, Inc., and EZ-gov and (iii) a significant number of smaller companies. Many of these companies do not focus exclusively on the public sector or offer fully-integrated enterprise-wide software applications. There can be no assurance that such competitors will not develop products or offer services that are superior to the Company's products or services or that achieve greater market acceptance.

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

     The Company provides its products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes enterprise-wide licenses available for select applications. Although the Company typically provides only object code to its customers, the Company historically provided source code to its customers for several products and has escrowed, and continues to escrow, its source code for the benefit of customers. A misappropriation or other misuse of the Company's intellectual property, including source code previously delivered to customers, could have an adverse effect on the Company.

     From time to time, the Company licenses software from third parties for use with its products. Typically, the Company resells such third-party software products as an integrated part of one or more of the applications included in HTE's Total Enterprise Solution. If any third-party license agreement for such software product were to terminate and the Company was not able to obtain another license or otherwise acquire comparable technology or software, the Company would be adversely affected.

EMPLOYEES

     As of December 31, 2001, the Company employed 467 people, including 38 in sales and marketing, 148 in product development, 128 in customer support and field services, 100 in professional services and 53 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

     The Company also occupies approximately 7,500 square feet of space in Fort Lauderdale, Florida, pursuant to a lease expiring in May 2002; approximately 4,400 square feet of space in Spokane, Washington, pursuant to a lease expiring December 2002; approximately 4,900 square feet of space in Vienna, Virginia, pursuant to a lease expiring April 2006; and approximately 5,400 square feet of office space in Southbury, Connecticut, pursuant to a lease expiring December 2004.

ITEM 3.  LEGAL PROCEEDINGS

     As described in the Company's Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the "Redeemed Shares") from Tyler Technologies, Inc. ("Tyler") for a purchase price of $7,304,637.60 (the "Redemption"). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida's control shares statute. The Company effected the Redemption in accordance with the requirements of Florida's control shares statute. The Redemption reduced the number of the Company's issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

     The Company is a party to some contracts, which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

     In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any other legal proceedings or claims that it believes are likely to have a material effect on its financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "HTEI". The number of shareholders of record as of March 4, 2002 was 195; however, the number of beneficial holders is approximately 3,221. The closing price per share on that date was $3.82.

     The table below sets forth information, for each quarter in 2000 and 2001, concerning the high and low sales prices of a share of the Company's common stock. Quotations for such periods are as reported by NASDAQ for National Market Issues.

                                                              STOCK PRICE RANGE
                                                              -----------------
                                                                LOW      HIGH
                                                              -------   -------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $2.656    $6.375
Second Quarter..............................................  $0.938    $3.344
Third Quarter...............................................  $1.063    $1.813
Fourth Quarter..............................................  $0.750    $1.531
YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $0.875    $2.375
Second Quarter..............................................  $1.250    $3.130
Third Quarter...............................................  $1.570    $2.990
Fourth Quarter..............................................  $1.100    $2.250

     Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The transfer agent for HTE's common stock is Continental Stock Transfer and Trust Company.

     The Company has not paid cash dividends in the past. The Company presently intends to retain earnings for use in its business and other corporate purposes with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data of the Company as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998, have been derived from consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data of the Company as of December 31, 2000 and 2001, and for the years ended December 31, 1999, 2000 and 2001, have been derived from the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent certified public accountants, included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1997      1998       1999      2000      2001
                                                  -------   -------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses.............................  $26,762   $43,277   $ 24,641   $11,259   $12,891
  Professional services.........................   14,543    20,870     28,575    14,947    13,580
  Hardware......................................   11,768    15,516     14,945     3,725     1,930
  Maintenance and other.........................   12,571    17,793     25,772    31,605    35,738
  Resource management...........................      448     1,449      2,275     1,955     1,681
                                                  -------   -------   --------   -------   -------
          Total revenues........................   66,092    98,905     96,208    63,491    65,820
                                                  -------   -------   --------   -------   -------

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1997      1998       1999      2000      2001
                                                  -------   -------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating expenses:
  Cost of software licenses.....................    5,283     8,843      7,489     5,380     5,033
  Cost of professional services.................    8,363    13,399     17,294    11,719     9,364
  Cost of hardware..............................    9,209    13,050     12,437     3,178     1,272
  Cost of maintenance and other.................    5,984    10,041     10,350     9,315     9,299
  Cost of resource management...................      343       918      1,440     1,168       571
  Research and development......................    8,256    14,048     19,294    14,189    13,405
  Sales and marketing...........................   11,520    20,526     20,116    12,170     9,681
  General and administrative....................   10,925    15,614     18,779    13,469    13,264
  Contract judgment and settlement, employee
     termination benefits and other costs.......       --       552     12,927    (1,131)    1,030
                                                  -------   -------   --------   -------   -------
          Total operating expenses..............   59,883    96,991    120,126    69,457    62,919
                                                  -------   -------   --------   -------   -------
Operating income (loss).........................    6,209     1,914    (23,918)   (5,966)    2,901
Other income (expense):
  Interest income, net..........................      227       321        154       423       429
  Loss on investment............................       --        --         --        --    (1,888)
                                                  -------   -------   --------   -------   -------
          Total other income (expense)..........      227       321        154       423    (1,459)
                                                  -------   -------   --------   -------   -------
Income (loss) before income taxes...............    6,436     2,235    (23,764)   (5,543)    1,442
Provision (benefit) for income taxes............    2,482     1,253     (8,898)   (2,162)      577
                                                  -------   -------   --------   -------   -------
Net income (loss)...............................    3,954       982    (14,866)   (3,381)      865
Accretion and accrual of dividends on
  mandatorily redeemable preferred stock........    1,308        --         --        --        --
                                                  -------   -------   --------   -------   -------
Net income (loss) attributable to common
  stockholders..................................  $ 2,646   $   982   $(14,866)  $(3,381)  $   865
                                                  =======   =======   ========   =======   =======
PER SHARE DATA:
Net income (loss) per share:
  Basic.........................................  $  0.21   $  0.06   $  (0.86)  $ (0.19)  $  0.05
                                                  =======   =======   ========   =======   =======
  Diluted.......................................  $  0.20   $  0.06   $  (0.86)  $ (0.19)  $  0.05
                                                  =======   =======   ========   =======   =======
PRO FORMA OPERATIONS DATA (UNAUDITED):
Income (loss) before income taxes...............  $ 6,436   $ 2,235   $(23,764)   (5,543)  $ 1,442
Pro forma provision (benefit) for income
  taxes.........................................    2,463       864     (8,898)   (2,162)      577
                                                  -------   -------   --------   -------   -------
Pro forma net income (loss)(1)..................  $ 3,973   $ 1,371   $(14,866)  $(3,381)  $   865
                                                  =======   =======   ========   =======   =======
Pro forma net income (loss) per share(2):
  Basic.........................................            $  0.08   $  (0.86)  $ (0.19)  $  0.05
                                                            =======   ========   =======   =======
  Diluted.......................................            $  0.08   $  (0.86)  $ (0.19)  $  0.05
                                                            =======   ========   =======   =======

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       1997      1998     1999     2000     2001
                                                      -------   ------   ------   ------   -------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................  $18,634   $7,553   $6,901   $9,762   $10,862
Working capital.....................................   24,387   22,078    6,408    1,981    (2,080)
Total assets........................................   54,208   69,831   61,009   54,506    48,847
Long-term debt......................................       --       --       --      625        --
Total stockholders' equity (deficit)................   30,292   32,939   19,306   17,797    10,507

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, implements and supports fully integrated enterprise-wide software applications designed specifically for public sector organizations, including state, county and city governments and other municipal agencies and for public and private utilities. For over 20 years, the Company has strategically focused on providing software applications exclusively to middle market public sector organizations and utilities, and has established itself as a leading provider of software solutions to those markets. HTE's fully integrated enterprise-wide software applications are designed to fulfill the specific functional requirements of the public sector marketplace, such as improvement of delivery of services, reduction of costs, enhancement of revenue collection, operation within budgetary constraints, compliance with government regulations and improvement of overall operating efficiencies. The Company's Total Enterprise Solution currently includes more than 50 applications addressing six functional areas: financial management, community services, public safety, justice, utility management and K-12 school administration. The Company's products operate as integrated suites or as stand-alone applications and function with a variety of computer and network hardware, operating systems, database software and desktop applications provided by other vendors. As part of its strategy to provide a completely integrated solution to its customers, the Company also provides a variety of related services, including consulting, implementation, education and training and the provision and configuration of hardware systems. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

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

     The Company derives substantially all of its revenues from domestic operations. In November 1996, HTE established a physical presence in Canada through an acquisition of a Canadian company. The operating assets of this Canadian subsidiary were sold in September 2001. However, the Company continues to sell its products and services and maintain customer relationships in Canada from the United States.

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

RIGHTS OFFERING OF DEMANDSTAR.COM, INC. AND SUBSEQUENT DISPOSITION

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

     On March 2, 2001, the shareholders of DemandStar approved at a special shareholders meeting an acquisition of DemandStar by Onvia pursuant to which DemandStar became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DemandStar common stock were issued 0.60 of a share of Onvia's common stock for every share of DemandStar common stock they, and outstanding shares of DemandStar common stock were canceled. Cash was paid to DemandStar shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DemandStar.

FUTURE ACQUISITIONS

     Over the past seven years, the Company has supplemented its internal growth with nine acquisitions, six of which have occurred since December 1997. The Company intends to continue its growth strategy and expects growth from acquisitions to complement internally generated growth. The Company views acquisitions as a means of acquiring technology and industry expertise thereby expanding the variety of enterprise-wide software applications the Company offers for sale and servicing, broadening its customer base and expanding internationally. The Company believes that the public sector application vendor market is highly fragmented with many small point solution companies and that the industry is currently entering a period of consolidation. The Company intends to pursue acquisition opportunities which help it to accomplish its objective of becoming the leading provider of enterprise-wide IT solutions to the public sector.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                         1997    1998    1999    2000    2001
                                                         -----   -----   -----   -----   -----
Revenues:
  Software licenses....................................   40.5%   43.7%   25.6%   17.7%   19.6%
  Professional services................................   22.0    21.1    29.7    23.5    20.6
  Hardware.............................................   17.8    15.7    15.5     5.9     2.9
  Maintenance and other................................   19.0    18.0    26.8    49.8    54.3
  Resource management..................................    0.7     1.5     2.4     3.1     2.6
                                                         -----   -----   -----   -----   -----
          Total revenues...............................  100.0   100.0   100.0   100.0   100.0
                                                         -----   -----   -----   -----   -----
Operating expenses:
  Cost of software licenses............................    8.0     8.9     7.8     8.5     7.6
  Cost of professional services........................   12.7    13.5    18.0    18.5    14.2
  Cost of hardware.....................................   13.9    13.2    12.9     5.0     1.9
  Cost of maintenance and other........................    9.1    10.2    10.8    14.7    14.1
  Cost of resource management..........................    0.5     0.9     1.5     1.8     0.9
  Research and development.............................   12.5    14.2    20.1    22.3    20.4
  Sales and marketing..................................   17.4    20.8    20.9    19.2    14.7
  General and administrative...........................   16.5    15.8    19.5    21.2    20.2
  Contract judgment and settlement, employee
     termination benefits and other costs..............     --     0.6    13.4    (1.8)    1.6
                                                         -----   -----   -----   -----   -----
          Total operating expenses.....................   90.6    98.1   124.9   109.4    95.6
                                                         -----   -----   -----   -----   -----
Operating income (loss)................................    9.4     1.9   (24.9)   (9.4)    4.4
Other income (expense):
  Interest income, net.................................    0.3     0.4     0.2     0.7     0.7
  Loss on investment...................................     --      --      --      --    (2.9)
                                                         -----   -----   -----   -----   -----
          Total other income (expense).................    0.3     0.4     0.2     0.7    (2.2)
                                                         -----   -----   -----   -----   -----
Income (loss) before income taxes......................    9.7     2.3   (24.7)   (8.7)    2.2
Provision (benefit) for income taxes...................    3.7     1.3    (9.2)   (3.4)     .9
                                                         -----   -----   -----   -----   -----
          Net income (loss)............................    6.0%    1.0%  (15.5)%  (5.3)%   1.3%
                                                         =====   =====   =====   =====   =====

  Comparison of Year Ended December 31, 2001 and December 31, 2000

  Revenues

     The Company's total revenues increased by 4% to $65.8 million for the year ended December 31, 2001, from $63.5 million for the year ended December 31, 2000.

     Software License Revenues. Revenues from software licenses increased 14% to $12.9 million for the year ended December 31, 2001, compared to $11.3 million for the year ended December 31, 2000. As a percentage of total revenues, software license revenues increased to 19.6% for the year ended December 31, 2001, from 17.7% for the year ended December 31, 2000. The dollar and percentage increases resulted primarily from the beginning of a market rebound for software license fees combined with early adopters licensing new products.

     Professional Services Revenues. Revenues from professional services decreased 9% to $13.6 million for the year ended December 31, 2001, from $14.9 million for the year ended December 31, 2000. As a percentage of total revenues, professional services revenues decreased to 20.6% for the year ended December 31, 2001, from 23.5% for the year ended December 31, 2000. The dollar and percentage decreases were related to a decrease in professional services backlog related to 2000 and 2001 contracts.

     Hardware Revenues. Hardware revenues decreased 48% to $1.9 million for the year ended December 31, 2001, from $3.7 million for the year ended December 31, 2000. As a percentage of total revenues, hardware revenues decreased to 2.9% for the year ended December 31, 2001, from 5.9% for the year ended December 31, 2000. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into a hardware outsourcing agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 13% to $35.7 million for the year ended December 31, 2001, from $31.6 million for the year ended December 31, 2000. As a percentage of total revenues, maintenance and other revenues increased to 54.3% for the year ended December 31, 2001, from 49.8% for the year ended December 31, 2000. The dollar and percentage increases were primarily due to increases in the fees charged for annual maintenance combined with maintenance contracts associated with new software licenses.

     Resource Management Revenues. Revenues from resource management decreased 14% to $1.7 million for the year ended December 31, 2001, from $2.0 million for the year ended December 31, 2000. As a percentage of total revenues, resource management revenues decreased to 2.6% for the year ended December 31, 2001, from 3.1% for the year ended December 31, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer combined with an amendment of an outsourcing contract.

     Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 6% to $5.0 million for the year ended December 31, 2001, from $5.4 million for the year ended December 31, 2000. As a percentage of software license revenues, cost of software licenses decreased to 39.0% for the year ended December 31, 2001, from 47.8% for the year ended December 31, 2000. The dollar and percentage decreases were primarily due to the lower amortization of computer software development costs with higher software license revenues and the mix of third party products sold.

     Cost of Professional Services Revenues. Cost of professional services decreased 20% to $9.4 million for the year ended December 31, 2001, from $11.7 million for the year ended December 31, 2000. As a percentage of professional services revenues, cost of professional services decreased to 69.0% for the year ended December 31, 2001, from 78.4% for the year ended December 31, 2000. The dollar and percentage decreases were directly related to more efficient use of existing resources and the reduction in use of contractors for billable work.

     Cost of Hardware Revenues. Cost of hardware decreased 60% to $1.3 million for the year ended December 31, 2001, from $3.2 million for the year ended December 31, 2000. As a percentage of hardware revenues, cost of hardware decreased to 65.9% for the year ended December 31, 2001, from 85.3% for the year ended December 31, 2000. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the hardware royalties, which had no associated cost.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other remained constant at $9.3 million for the years ended December 31, 2001 and 2000. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 26.0% for the year ended December 31, 2001, from 29.5% for the year ended December 31, 2000. The decrease in cost of maintenance and other as a percentage of maintenance and other revenue was primarily due to an increase in the maintenance revenue base combined with more efficient use of existing resources and improved processes.

     Cost of Resource Management Revenues. Cost of resource management decreased 51% to $571,000 for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000. As a percentage of resource management revenues, cost of resource management decreased to 34.0% for the year ended December 31, 2001, from 59.7% for the year ended December 31, 2000. The dollar and percentage decreases were primarily related to the conversion of an outsourcing customer to an in-house customer, coupled with a reduction in management required to run this operation.

     Research and Development Expenses. Research and development expenses decreased 6% to $13.4 million for the year ended December 31, 2001, from $14.2 million for the year ended December 31, 2000. As a percentage of total revenues, research and development decreased to 20.4% for the year ended December 31, 2001, from 22.3% for the year ended December 31, 2000. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used in 2001, along with a reduction in workforce.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 20% to $9.7 million for the year ended December 31, 2001, from $12.2 million for the year ended December 31, 2000. As a percentage of total revenues, sales and marketing decreased to 14.7% for the year ended December 31, 2001, from 19.2% for the year ended December 31, 2000. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

     General and Administrative Expenses. General and administrative expenses decreased 2% to $13.3 million for the year ended December 31, 2001, from $13.5 million for the year ended December 31, 2000. As a percentage of total revenues, general and administrative expenses decreased to 20.2% for the year ended December 31, 2001, from 21.2% for the year ended December 31, 2000. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies, partially offset by an increased allowance for doubtful accounts related to the discontinuance and sale of various product lines.

     Contract Judgment and Settlement, Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1.0 million, or 1.6% of total revenues, for the year ended December 31, 2001. This amount includes $659,000 for employee severance packages related to a workforce reduction and $705,000 for the discontinuation of various product lines and other costs, partially offset by a $334,000 gain from the sale of assets. This charge was the result of the recent change in the Company's product and operating strategy. Contract judgment and settlement, employee termination benefits and other costs were $(1.1) million, or (1.8)% of total revenues, for the year ended December 31, 2000. This amount includes $(2.2) million for the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by $1.1 million of costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices.

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

     Contract Judgment and Settlement, Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(1.1) million, or (1.8)% of total revenues, for the year ended December 31, 2000. This amount primarily represents $(2.2) million for the reversal of previously expensed one-time charges primarily related to the reduced Tacoma settlement, partially offset by $1.1 million of costs associated with a workforce reduction, discontinuance of various product lines and the closing of offices. During the year ended December 31, 1999, the comparable costs were $12.9 million, or 13.4% of total revenues. These costs primarily include $7.5 million for contract judgment and settlement, $2.5 million for employee severance packages and a non-cash charge of $1.1 million for discontinuation of various product lines. The remaining charge of $1.8 million primarily included other costs associated with the discontinuation of product lines and certain lease termination costs.

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

     Contract Judgment and Settlement, Employee Termination Benefits and Other Costs. Contract judgment and settlement, employee termination benefits and other costs were $12.9 million, or 13.4% of total revenues, for the year ended December 31, 1999. These costs consist primarily of $7.5 million for contract judgment and settlement, $2.5 million for employee severance packages and a non-cash charge of $1.1 million for discontinuation of various product lines. The remaining charge of $1.8 million primarily included other costs associated with the discontinuation of product lines and certain lease termination costs. In 1998, the Company recorded a charge of $552,000, or 0.6% of total revenue, related to the Company's planned underwritten offering, which was terminated on October 15, 1998.

CRITICAL ACCOUNTING POLICIES

     The Company considers certain accounting policies related to revenue recognition, allowance for doubtful accounts, capitalized computer software development costs, impairment of intangible assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

     Revenue Recognition. The Company derives revenue from software licenses, post-contract customer support/maintenance, hardware, and services which typically range from installation, training and basic consulting. We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is assured.

     For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9, "Modification of 97-2, Software Revenue Recognition, With Respect to Certain Transactions." For arrangements in which VSOE does not exist for each element, revenue is deferred and not recognized until delivery of the element without VSOE has occurred.

     Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue.

     We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company's proprietary and third-party licensed products. We recognize revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts and sales adjustments which are provided at the time revenue is recognized. Because of the nature of our customers being governmental entities, we rarely incur a loss resulting from the inability of our customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services and request a reduction of the aggregate contract price or similar concession. While the Company engages in extensive product and service quality programs and processes, the Company's allowances for such contract price reductions may need to be revised in the future. Also, management reviews on a monthly basis significant past due account receivables and the related adequacy of the Company's reserves.

     Capitalized Computer Software Development Costs. We capitalize internal software development costs subsequent to establishing technological feasibility. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a straight-line basis over three years once the product is available for general release to customers. Such capitalized costs are reported at the lower of unamortized cost or net realizable value. The Company ceases capitalization of computer software costs when the product is available for general release to customers. Amortization of such costs is included in cost of software licenses.

     Impairment of Intangible Assets. We assess impairment of our identifiable intangible assets whenever events or changes in circumstances indicates that the carrying value may not be recoverable. As of December 31, 2001, the Company had fully amortized all goodwill related to its acquisitions.

     Valuation of Deferred Tax Assets. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the realizability quarterly and assesses the need for valuation allowances quarterly.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997, the Company funded its operations primarily through cash generated from operations, supplemented by borrowings under a bank line of credit and the private sale of equity securities. On June 11, 1997, the Company completed its initial public offering of common stock (the "IPO"). The Company received $22.6 million from the IPO, net of issuance costs. Cash flow provided by operating activities was $12.9 million and $8.3 million for the years ended December 31, 2001 and 2000, on net income (loss) of $865,000 and $(3.4) million, respectively. Cash flow provided by operating activities was $8.3 million and $3.5 million for the years ended December 31, 2000 and 1999, on net loss of $(3.4) million and $(14.9) million, respectively. Cash flow provided by (used in) operating activities was $3.5 million and $(3.3) million for the years ended December 31, 1999 and 1998, on net (loss) income of $(14.9) million and $982,000, respectively.

     Cash used in investing activities (capital expenditures, software development investments and acquisitions) totaled $3.2 million and $5.4 million during the year ended December 31, 2001 and 2000, respectively. Cash used in investing activities totaled $5.4 million and $5.3 million during the year ended December 31, 2000 and 1999, respectively. Cash used in investing activities totaled $5.3 million and $7.9 million during the year ended December 31, 1999 and 1998, respectively. In 2001, the Company's capital expenditures of $1.2 million were primarily comprised of investments in equipment and related software. The Company made expenditures of $2.0 million in 2001 related to software development efforts for additional products and platforms. In 2000, the Company spun-off DemandStar, a wholly owned subsidiary, which reduced cash by $923,000. The Company's capital expenditures of $1.7 million were primarily comprised of investments in equipment and related software. The Company made expenditures of $2.8 million in 2000 related to software development efforts for additional products and platforms. In 1999, the Company acquired certain assets of Information On Demand, Inc. for $1.0 million in cash. The Company's capital expenditures of $925,000 were primarily comprised of investments in equipment and related software. The Company made expenditures of $3.4 million in 1999 related to software development efforts for additional products and platforms.

     Net cash used in financing activities was $(8.6) million in the year ended December 31, 2001, which related to the redemption of common stock owned by Tyler Technologies, Inc. and common stock repurchased, partially offset by the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements. Net cash provided by financing activities was $24,000 in the year ended December 31, 2000, which related to the proceeds from sales of common stock through the Employee Stock Purchase Plan, stock option agreements and employment agreements, partially offset by common stock repurchased. Net cash provided by financing activities was $1.2 million in the year ended December 31, 1999, which related to the proceeds from sales of common stock through the Employee Stock Purchase Plan and stock option agreements.

     Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the "New Loan") for a line of credit up to $5 million based on the Company's accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank's prime rate plus 0.5 percent, increasing to the bank's prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank's prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of December 31, 2001, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan. In the longer term or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

     The Company filed for a Declaratory Judgment requesting the Court to confirm the Company's redemption of 5,618,952 shares of common stock held by Tyler Technologies, Inc. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

     The Company leases office space, furniture, an automobile and equipment under certain long-term non-cancelable operating lease agreements with varying terms and conditions. As of December 31, 2001, the Company has no outstanding debt or other cash obligations. Future aggregate minimum rental payments under the operating lease agreements are as follows as of December 31, 2001:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       ----------
2002........................................................   $2,126,000
2003........................................................    1,541,000
2004........................................................    1,508,000
2005........................................................    1,420,000
2006........................................................    1,310,000
Thereafter..................................................      631,000
                                                               ----------
                                                               $8,536,000
                                                               ==========

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

     - publicly held companies which focus on selected segments of the public sector and utilities markets including PeopleSoft, Inc., Systems & Computer Technology Corp., J.D. Edwards & Company, Inc., SunGard Data Systems, Inc., Tyler Technologies, Inc. and EZ-gov; and

     - a significant number of smaller companies.

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

     We regard certain features of our internal operations, software and documentation as confidential and proprietary. We rely on a combination of contract and trade secret laws and other measures to protect our proprietary intellectual property. We own no patents and, under existing copyright laws, have only limited protection for our intellectual property. We believe that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and timeliness and quality of support services.

     We provide our products to customers under exclusive licenses, which generally are non-transferable and have a perpetual term. We generally license our products solely for the customer's internal operations and only on designated computers. In certain circumstances, we make enterprise-wide licenses available for select applications. Although we typically provide object code to our customers and not source code, we historically provided source code to our customers for several products. We have escrowed and continue to escrow our source code for the benefit of all customers. A misappropriation or other misuse of our intellectual property, including source codes previously delivered to customers, could have an adverse effect on us. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management's attention. Further, any claims and litigation could cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Thus, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries.

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

  Our earnings and assets will change if the Court determines that we did not redeem shares of common stock from Tyler Technologies, Inc. or that the redemption price should be increased.

     The financial information presented herein for the fiscal year ended 2001 is based on the number of outstanding shares of the Company's common stock after the redemption (the "Redemption") of 5,618,952 shares of our common stock (the "Redeemed Shares") held by Tyler Technologies, Inc. ("Tyler"). If our declaratory relief action which we filed for a declaratory judgment to confirm the redemption is denied by the Court, the financial information presented herein would be impacted as follows: i) outstanding shares of the Company's common stock would increase by 5,618,952 shares; ii) for the year ended December 31, 2001, Diluted EPS would be $0.05 and Operating EPS (excluding one-time charges and gains) would be $0.15; iii) the ending cash balance would increase by $7,305,000 if the redemption were not confirmed. If the redemption is confirmed but it is determined that we must pay a higher redemption price, we would be required to draw such funds from our cash reserves and/or our line of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No information has been presented pursuant to Item 7A as the Company does not have any financial instruments outstanding as of December 31, 2001, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 of this Report. See Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                   NAME                      AGE                        POSITION
                   ----                      ---                        --------
Bernard B. Markey..........................  37    Director -- Class III and Chairman
Joseph M. Loughry, III.....................  55    Director -- Class II, President and Chief Executive
                                                     Officer
L.A. Gornto, Jr............................  59    Director -- Class II and Executive Vice President,
                                                     Secretary, and General Counsel
Ronald E. Goodrow..........................  50    Executive Vice President -- Operations
Susan D. Falotico..........................  39    Vice President, Chief Financial Officer, and
                                                     Treasurer
Gilbert O. Santos..........................  41    Vice President -- Business Development and Strategy
                                                     and Chief Technology Officer
William C. Barnett.........................  47    Vice President -- Integrated Solutions and
                                                     Technology
Del C. King................................  44    Vice President -- Public Safety and Justice
                                                     Solutions
Edward A. Moses............................  59    Director -- Class I
O.F. Ramos.................................  43    Director -- Class I
George P. Keeley...........................  72    Director -- Class III
D. Van R. Morris...........................  47    Director -- Class II

     Mr. Bernard B. Markey has been a director of the Company since 1995 and has served as Chairman since 1999. Mr. Markey is a Managing Partner of Navigator Equity Partners, LLC a private equity firm which he joined in September 1999. Mr. Markey was a general partner of Meridian Venture Partners, a privately-held venture capital fund, from 1995 through September 1999. Mr. Markey also serves on the Board of Directors of several privately-held companies.

     Mr. Joseph M. Loughry, III joined the Company in November 1999 initially as a Director and in January of 2000 assumed the position of President and Chief Executive Officer. Mr. Loughry's background includes several years at General Electric Information Services where he was involved in sales, marketing, product management and product development. Mr. Loughry also served in senior executive positions at various system software companies including Goal Systems, Inc., UCCEL Corporation, and Legent Corporation. Mr. Loughry held several positions with First Union Corporation from January 1993 through January 1999. These positions included Chief Executive Officer of Nationwide Remittance Centers, Inc., which was acquired by CoreStates Bank (subsequently a part of First Union Corporation). Mr. Loughry thereafter became the President and Chief Executive Officer of Questpoint Holdings, Inc., a 4,500 employee, $300 million processing services and information technology affiliate of the bank. During 1999, Mr. Loughry was temporarily retired.

     Mr. L.A. Gornto, Jr. was appointed as a member of the Company's Board of Directors in December 1999. Mr. Gornto joined the Company in January 1997 and also serves as Executive Vice President, Secretary and General Counsel. Mr. Gornto was also appointed as Chief Financial Officer, Secretary, and a director of DemandStar, a subsidiary of the Company, in November 1999 and served as DemandStar's Executive Vice President and General Counsel since its inception in June 1999 until March 2001. From January 1997 until November 1997, he served as the Company's Chief Financial Officer. Since 1988, Mr. Gornto has been engaged in the private practice of law in central Florida and provides legal services to the Company as General Counsel. From 1985 to 1987, Mr. Gornto served as Senior Vice President -- Finance and Chief Financial

Officer of Jerrico, Inc., formerly a publicly-traded company and holding company of Long John Silvers, a seafood restaurant chain. From 1977 to 1985, he was engaged in the private practice of law and also served as a management consultant. From 1968 to 1977, he served as Executive Vice President and Chief Financial Officer and a director of Red Lobster Restaurants, a seafood restaurant chain and formerly a subsidiary of General Mills, Inc. Mr. Gornto is an attorney-at-law and certified public accountant licensed in the states of Florida and Georgia and holds an L.L.M. degree in taxation from Emory University School of Law.

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

     Mr. Gilbert O. Santos joined the Company in September 1998 and currently serves as its Vice President -- Business Development and Strategy and Chief Technology Officer. From 1998 to 1999, Mr. Santos served as Vice
President -- Customer Services, responsible for various functional areas including customer support and training, documentation and media, software quality assurance and testing, service management and project management and implementation. Mr. Santos held various strategic marketing and engineering management positions with the Land Mobile Products Sector of Motorola, Inc. from 1983 to September 1998, most recently as Director of Operations.

     Mr. William C. Barnett joined the Company in July 1988, and was appointed as Vice President -- Integrated Solutions and Technology in May 2000. He currently is responsible for product management for Financial, Community Development, and Utility Billing Systems. From 1999 to 2000, Mr. Barnett served as the Director of Financial Applications. During his twelve-year tenure, Mr. Barnett has worked with a broad range of HTE applications, giving him intimate knowledge of cross-application integration. He began his career with the Company as a programmer analyst for Utility Billing applications and subsequently served as product manager for Fleet Management, Tax Billing, Fire Records Systems, and Case Management. He also served as applications manager for the Company's AS/400 Public Safety and Justice products. Prior to joining the Company, Mr. Barnett worked as a programmer and systems analyst for the City of Orlando and for a private sector company.

     Mr. Del C. King joined the Company in February 2001 and serves as Vice President -- Public Safety and Justice Solutions. Mr. King's product management responsibilities include more than 20 law enforcement, fire, EMS and justice products. Prior to joining HTE, Mr. King was in charge of E-911 systems for Greenville County, S.C., where he led the modernization of their public safety information systems. From 1980 to 1992 he was the Information Systems Manager for the Greenville Police Department. Mr. King served in the Military Police Corps of the United States Army and is a past President of HTE's national user organization.

     Mr. Edward A. Moses was appointed as a member of the Company's Board of Directors in December 1998. Mr. Moses served as dean of the Roy E. Crummer Graduate School of Business at Rollins College from 1994 until 2000, and currently serves as Bank of America professor of finance. From 1985 to 1989 he served as dean and professor of finance at the University of North Florida. He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida, and currently serves as a faculty member in the Graduate School of Banking of the South. Mr. Moses also serves as a director of CNL Retirement Properties, Inc., a publicly-registered real estate investment trust. Mr. Moses received a B.S. in accounting from the Wharton School at the University of Pennsylvania and a Masters of Business Administration and Ph.D. in finance from the University of Georgia in 1971.

     Mr. O.F. Ramos joined the Company in June 1998 and was appointed to the Board of Directors in August 1998. He currently serves as President of National Auto Lenders, Inc. and Auto Solution USA, Inc, which are both privately held Florida corporations. He served as Chief Executive Officer, President and a director of DemandStar, a former subsidiary of the Company until March 2001. Formerly, Mr. Ramos served as Executive Vice President of the Company and President of HTE-UCS, Inc., a wholly-owned subsidiary of the Company from June 1998 to November 1999. From 1986 to 1998, Mr. Ramos served as the President and Chief Executive Officer of UCS, Inc. As the co-founder of UCS, Inc., he was responsible for the corporate direction and financial development of that company and for overseeing operations. Prior to 1986, Mr. Ramos served in various engineering and management capacities at Motorola, Inc., where he was responsible for the development of diverse software and hardware projects for several platforms.

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

     Mr. D. Van R. Morris was appointed as a member of the Company's Board of Directors in November 2001. Mr. Morris is Chairman and CEO of Ripple Technologies, a provider of systems management tools for the Windows (NT) server environment. From 1995 to August 2001, he served as CEO of Infonautics, Inc., a provider of online information databases and internet agent technologies. Mr. Morris also served in senior management positions with Legent Corporation, Goals Systems, Inc, and UCCEL Corporation. In addition to his board position with HTE, Mr. Morris is also a director of Tucows, Inc., a provider of wholesale digital products and distributor of e-business services and applications on the Internet.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company reimburses all directors for the expenses incurred in attending meetings of the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for service as directors. Directors who are not full-time employees receive $1,000 per day for attending Board meetings and $500 for attending committee meetings and are eligible for stock awards or option grants under the Company's 1997 Employee Incentive Compensation Plan. During 2001, the Company issued 11,111 shares of restricted stock to each non-employee director for serving on the Board. The Company also granted to each of Bernard Markey, L.A. Gornto, Jr. and O.F. Ramos options to acquire 10,000 shares of the Company's common stock. These options have exercise prices of $1.31 and vest over three-year periods. Additionally, the Company granted to D.Van R. Morris options to acquire 10,000 shares of the Company's common stock. These options have an exercise price of $1.85 and vest over a three-year period. During 2000, the Company granted to each of George Keeley and Mark Leonard options to acquire 10,000 shares of the Company's common stock. These options have exercise prices of $1.45 for Mr. Keeley and $1.50 for Mr. Leonard and vest over three-year periods. Mr. Leonard's options expired unvested on October 11, 2001 upon his resignation from the Board. Additionally, the Company granted to each of Bernard Markey and L.A. Gornto, Jr. options to acquire 25,000 shares of the Company's common stock. These options are exercisable at $1.50 and vest based on the amount of days worked on the Company's business. During fiscal year 1999, the Company granted to Bernard Markey options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest over a one-year period. The Company also granted to Edward Moses an option to acquire 3,333 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest after one year. In 1999, the Company granted to L.A. Gornto, Jr. options to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $2.41 per share and vest immediately. Additionally, in 1999, the Company granted to O.F. Ramos an option to acquire 20,000 shares of the Company's common stock. The options have an exercise price of $2.06 per share and vest immediately. During fiscal year 1998, the Company granted to Mr. Moses an option to acquire 10,000 shares of the Company's common stock. The options have an exercise price of $8.38 per share and vest over a three-year period. All of the options were granted under the Company's 1997 Employee Incentive Compensation Plan.

                  INFORMATION REGARDING EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal years ended December 31, 2001, 2000 and 1999 with respect to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who served as such on December 31, 2001, and whose total annual salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000 (the "Named Executive Officers").

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                ANNUAL COMPENSATION(1)            AWARDS
                                           ---------------------------------    SECURITIES
                                FISCAL                          OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY    BONUS(2)   COMPENSATION    OPTIONS(#)    COMPENSATION
---------------------------   ----------   -------   --------   ------------   ------------   ------------
Joseph M. Loughry, III......  12/31/2001   270,000    56,290         --             --            4,050(3)
  President and Chief         12/31/2000   258,750        --         --             --           60,000(4)
  Executive Officer           12/31/1999        --        --         --             --               --
Ronald E. Goodrow...........  12/31/2001   185,000    38,569         --             --            1,388(3)
  Executive Vice
  President --                12/31/2000    57,516        --         --             --               --
  Operations                  12/31/1999    25,000        --
Gilbert O. Santos...........  12/31/2001   170,000    35,442         --             --            5,100(3)
  Vice President -- Business  12/31/2000   170,000        --         --             --            4,600(3)
  Development and Strategy    12/31/1999   154,166        --         --             --           22,505(4)
  and Chief Technology
  Officer
Susan D. Falotico(5)........  12/31/2001   170,000    35,442         --             --            5,100(3)
  Vice President and Chief    12/31/2000   155,833        --         --             --           63,435(7)
  Financial Officer           12/31/1999   102,500        --         --             --          118,000(6)
William C. Barnett..........  12/31/2001   150,000    31,272         --             --            4,313(3)
  Vice
     President -- Integrated  12/31/2000   141,426        --         --             --            3,395(3)
  Solutions and Technology    12/31/1999   113,182        --         --             --            2,822(3)

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

STOCK OPTIONS GRANTED IN FISCAL 2001

     The following table sets forth certain information concerning grants of options made during fiscal 2001 to the Named Executive Officers.

                                                                                   POTENTIAL REALIZED VALUE
                                             PERCENT                                   AT ASSUMED ANNUAL
                             NUMBER OF       OF TOTAL                                RATES OF STOCK PRICE
                             SECURITIES    OPTIONS/SARS   EXERCISE                     APPRECIATION FOR
                             UNDERLYING     GRANTED TO     OR BASE                      OPTION TERM(1)
                            OPTIONS/SARS    EMPLOYEES       PRICE     EXPIRATION   -------------------------
           NAME              GRANTED(#)      IN 2001      ($/SH)(2)      DATE        5%($)         10%($)
           ----             ------------   ------------   ---------   ----------   ----------    -----------
Joseph M. Loughry, III....     10,000           2%          $1.31       3/1/2002    $ 8,254       $ 20,918
Joseph M. Loughry, III....     40,000           9            1.89     12/17/2011     47,544        120,487
Ronald E. Goodrow.........     15,000           3            1.89     12/17/2011     17,829         45,183
Gilbert O. Santos.........     25,000           6            1.89     12/17/2011     29,715         75,304
Susan D. Falotico.........     30,000           7            1.89     12/17/2011     35,658         90,365
William C. Barnett........         --          --              --             --         --             --

---------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.
(2) Fair market value as of the date of grant.

AGGREGATE STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning option exercises in fiscal 2001, the number of stock options held by the Named Executive Officers as of December 31, 2001 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                                                           VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED              IN-THE-MONEY
                                                             OPTIONS/SARS HELD AT              OPTIONS/SARS
                            NUMBER OF                         FISCAL YEAR-END(#)           AT FISCAL YEAR END(1)
                         SHARES ACQUIRED      VALUE      ----------------------------   ---------------------------
         NAME            ON EXERCISE(#)    REALIZED($)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            ---------------   -----------   -----------    -------------   -----------   -------------
Joseph M. Loughry,
  III..................         --              --         56,667          403,333        $ 6,875        $ 4,400
Ronald E. Goodrow......         --              --         20,000          115,000         15,000         76,650
Gilbert O. Santos......         --              --         44,914           69,915             --          2,750
Susan D. Falotico......         --              --         86,700           60,600             --          3,300
William C. Barnett.....         --              --         21,982           29,068            223            894

---------------

(1) The closing sale price for the Company's common stock as reported by the NASDAQ National Market System on December 31, 2001 was $2.00 per share. Value is calculated by multiplying (a) the difference between $2.00 and the option exercise price by (b) the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

     Effective January 17, 2000, the Company entered into an employment agreement with Joseph M. Loughry, III, the Company's President and Chief Executive Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Loughry's current base salary is $295,000. Mr. Loughry's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for an initial term through January 17, 2004. At the end of the initial term, the agreement automatically renews and continues until terminated by either of the parties upon no less than 90 days notice. The agreement provides for a nine month severance arrangement upon termination without "Cause" if within the first two years of the initial employment agreement, and for a period of six months thereafter. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for two years thereafter.

Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation. Effective January 8, 2002, the agreement was further amended to provide enhanced severance and accelerated option vesting in the event of a change in control of the Company.

     Effective September 1998, the Company entered into an employment agreement with Gilbert O. Santos, the Company's Vice President -- Business Development and Strategy and Chief Technology Officer, and, in October 1999, the Company amended his agreement. The amended agreement provides for a base salary and incentive compensation payments based on performance. Mr. Santos' current base salary is $185,000. Mr. Santos' agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for a two-year initial term with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation. Effective January 8, 2002, the agreement was further amended to provide enhanced severance and accelerated option vesting in the event of a change in control of the Company.

     On January 28, 2000, the Company entered into an employment agreement with Susan D. Falotico, the Company's Vice President and Chief Financial Officer. The agreement provides for a base salary and incentive compensation payments based on performance. Ms. Falotico's current base salary is $182,000. Ms. Falotico's agreement provides for a bonus aggregating up to a maximum of 50% of her annual base salary if certain performance goals are met. The agreement provides for an initial term through December 31, 2001 with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation. Effective January 8, 2002, the agreement was further amended to provide enhanced severance and accelerated option vesting in the event of a change in control of the Company.

     Effective May 10, 2000, the Company entered into an employment agreement with William C. Barnett, the Company's Vice President -- Integrated Solutions and Technology. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Barnett's current base salary is $155,000. Mr. Barnett's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for an initial term ending December 31, 2000, with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for one year thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation. Effective January 8, 2002, the agreement was further amended to provide enhanced severance and accelerated option vesting in the event of a change in control of the Company.

     Effective August 15, 2000, the Company entered into an employment agreement with Ronald E. Goodrow, the Company's Executive Vice President -- Operations. The agreement provides for a base salary and incentive compensation payments based on performance. Mr. Goodrow's current base salary is $193,000. Mr. Goodrow's agreement provides for a bonus aggregating up to a maximum of 50% of his annual base salary if certain performance goals are met. The agreement provides for an initial term ending December 31, 2001, with successive one-year renewals thereafter. The agreement also provides that, upon the termination of the executive's employment or death, the Company will pay to the executive's estate any unpaid base salary and any accrued but unpaid incentive compensation through the date of termination. In the event the executive is terminated without "Cause," the Company will pay to the executive any unpaid base salary, any accrued but unpaid incentive compensation through the date of termination and continue to pay the executive's base salary with benefits for a period of six months. The agreement also provides that the executive may receive stock options pursuant to the Employee Incentive Compensation Plan. The agreement contains confidentiality provisions and also prohibits the executive from competing with the Company during the term of the agreement and for two years thereafter. Upon resignation, the Company shall pay to the executive any unpaid base salary and any accrued but unpaid incentive compensation through the date of resignation. Effective January 8, 2002, the agreement was further amended to provide enhanced severance and accelerated option vesting in the event of a change in control of the Company.

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

EMPLOYEE INCENTIVE COMPENSATION PLAN

     The Employee Incentive Compensation Plan was established by the Company in January 1997. The plan is currently administered by the Company's Board of Directors which has broad powers to administer and interpret the plan. The purpose of the employee Incentive Compensation plan is to attract and retain key employees and consultants of the company, to provide an incentive for them to achieve long range performance goals, and to enable them to participate in the long term growth of the Company. The Employee Incentive Compensation plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 3,700,000 shares of common stock for grants under the Employee Incentive Compensation plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2001, the Company had options (both incentive and nonstatutory) for a total of 2,441,515 shares of the Company's common stock outstanding, leaving a total of 1,012,431 shares available for future grants. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan was approved by the Board of Directors in July 1997 and approved by the Company's shareholders at the 1998 annual meeting. It is currently administered by the Company's Board of Directors who has broad powers to administer and interpret the plan. The employee stock purchase plan permits employees to purchase stock of the company at a favorable price and possibly with favorable tax consequences to the participants. All employees (including officers) of the Company or of those subsidiaries designated by the Board who are regularly scheduled to work at least 20 hours per week and more than five months per year are eligible to participate in any purchase periods of the plan after completing 90 days of continuous employment. However, any participant who would own (as determined under the internal revenue code), immediately after the grant of an option, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company will not be granted an option under the plan. As of December 31, 2001, 417,415 shares of common stock remain available for issuance under the plan.

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

     As of December 31, 2001, 782,585 shares of common stock had been purchased under the Employee Stock Purchase Plan. If any option granted under the plan expires or terminates for any reason other than having been exercised in full, the unpurchased shares subject to that option will again be available for purposes of the plan.

                 REPORT OF THE HUMAN RESOURCE COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

GENERAL

     During fiscal year 2001, the Human Resource Committee of the Board of Directors consisted of George P. Keeley, Edward A. Moses, O.F. Ramos and D. Van
R. Morris. (Effective December 17, 2001, D. Van R. Morris was added to the Human Resource Committee and O.F. Ramos resigned.) Each Human Resource Committee member is a non-employee director of the Company. The Human Resource Committee administers the Company's executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

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

BASE SALARY

     The Company's salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers' salaries, the Human Resource Committee considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job.

INCENTIVES

     Incentives consist of stock options and cash bonus awards. The Human Resource Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price. This approach closely aligns the best interests of shareholders and executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company's common stock at a specified price in the future. Stock option grants are determined by the Company's Board of Directors. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability, as measured by the market value of the Company's common stock. The Company has an incentive compensation bonus program for its executive officers pursuant to which distributions may be made annually based on the Company's earnings and on each participating officer's contributions to the Company's profits and other corporate goals. Distributions are made from a pool, the amount of which is established by the Company's Board of Directors. Individual distributions from the pool are determined by the Company's Human Resource Committee and are generally based on a percentage of the participating officer's base salary.

                                          Respectfully submitted,

                                          THE HUMAN RESOURCE COMMITTEE
                                          George P. Keeley
                                          Edward A. Moses
                                          D. Van R. Morris

                            STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's common stock (Company Index) with the cumulative total return of the NASDAQ Stock Market (Market Index) and the NASDAQ Computer and Data Processing Stocks (Peer Index) for the period commencing June 11, 1997 (the date on which trading in the Company's common stock commenced) through December 31, 2001, assuming an investment of $100 and the reinvestment of any dividends. The base price for the Company's common stock is the initial public offering price of $5.50 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's common stock.

                              (Performance Graph)

                                                      COMPANY INDEX               MARKET INDEX                 PEER INDEX
                                                      -------------               ------------                 ----------
6/11/1997                                                100.000                     100.000                     100.000
12/31/1997                                               195.294                     112.265                     104.876
12/31/1998                                                94.118                     158.282                     187.090
12/31/1999                                               112.941                     294.081                     411.241
12/29/2000                                                17.059                     176.886                     189.359
12/31/2001                                                37.647                     140.353                     152.491

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 4, 2002 with respect to the beneficial ownership of the Company's common stock by: (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

                                                                 SHARES      PERCENTAGE OF
                                                              BENEFICIALLY    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)                      OWNED(3)     SHARES OWNED
------------------------------------------                    ------------   -------------
Constellation Software, Inc.................................   1,292,700          12%
  20 Adelaide Street East, Suite 1200
  Toronto, Ontario M5C 2T6
L.A. Gornto, Jr.(4).........................................     451,222           4%
O.F. Ramos(5)...............................................     243,659           2%
Bernard B. Markey(6)........................................     161,960           1%
Susan D. Falotico(7)........................................     106,265           1%
Gilbert O. Santos(8)........................................      45,914            *
Joseph M. Loughry, III(9)...................................     199,144           2%
Edward A. Moses(10).........................................      49,234            *
George P. Keeley(11)........................................     129,629           1%
Ronald E. Goodrow(12).......................................      33,500            *
William C. Barnett(13)......................................      25,495            *
D. Van R. Morris............................................      53,290            *
All executive officers and directors as a group (12
  persons)..................................................   1,455,516          12%

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

 (4) Includes 294,821 shares of common stock that Mr. Gornto may acquire within 60 days from the date hereof upon exercise of stock options.

 (5) Includes 23,334 shares of common stock that Mr. Ramos may acquire within 60 days from the date hereof upon exercise of stock options.

 (6) Includes 15,084 shares of common stock that Mr. Markey may acquire within 60 days from the date hereof upon exercise of stock options.

 (7) Includes 102,300 shares of common stock that Ms. Falotico may acquire within 60 days from the date hereof upon exercise of stock options.

 (8) Includes 44,914 shares of common stock that Mr. Santos may acquire within 60 days from the date hereof upon exercise of stock options.

 (9) Includes 146,666 shares of common stock that Mr. Loughry may acquire within 60 days from the date hereof upon exercise of stock options.

(10) Includes 13,333 shares of common stock that Mr. Moses may acquire within 60 days from the date hereof upon exercise of stock options.

(11) Includes 3,334 shares of common stock that Mr. Keeley may acquire within 60 days from the date hereof upon exercise of stock options.

(12) Includes 30,000 shares of common stock that Mr. Goodrow may acquire within 60 days from the date hereof upon exercise of stock options.

(13) Includes 30,061 shares of common stock that Mr. Barnett may acquire within 60 days from the date hereof upon exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L.A. Gornto, Jr., the Company's Executive Vice President, General Counsel and Secretary, has performed certain legal services for the Company through his law firm, Gornto & Gornto, P.A., for which the Company paid approximately $108,000 during fiscal 2001.

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

     The Company entered into an unsecured loan agreement with DemandStar, which has a principal amount of $1,750,000. Interest accrues on the outstanding principal and accrued interest at 8 percent per annum. In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement). The Agreement deferred the payment of the principal and interest due October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DemandStar to repay the 10-31-00 Note Payment by issuing equity securities to the Company only if DemandStar issues a new equity security in a third party transaction in which equity capital in excess of $3,000,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increases the interest rate from 8 to 10 percent per annum effective November 1, 2000, and required DemandStar to pay the Company a one-time modification fee of $10,000 on or before January 15, 2001. The note, as amended by the Agreement, is payable in four installments of $450,000, $350,000, $450,000 and $500,000 on October 31, 2001, 2002, 2003 and 2004, respectively.
The first payment of $450,000 was received by the Company in October 2001, leaving an outstanding principal balance of $1,300,000 as of December 31, 2001.

     In November 2000, the Company entered into an agreement with Mark H. Leonard, Constellation Software, Inc. and its Board of Directors ("the Agreement"), pursuant to which Mr. Leonard was appointed to the Company's Board of Directors (the "Board") for a two-year term expiring on the date of the annual meeting in 2002. Since Constellation Software, Inc. competes with the Company with respect to some of its products and services, the Agreement limits Mr. Leonard's access to and disclosure of confidential competitive information of the Company and requires Constellation Software, Inc. to vote its shares consistent with the recommendation of the Company's Board during Mr. Leonard's term as a director of the Company or 90 days after resignation, whichever is earlier. In addition, it requires all directors to vote consistent with the recommendation of the Board and limits the transfer of the Company's shares owned by Constellation Software, Inc. for that same period. The Agreement also limits the number of shares Constellation Software, Inc. and the directors can purchase and any involvement with proxy solicitation without prior written consent of the Company until the day after the annual meeting in 2002. Mr. Leonard resigned from the Company's Board effective October 11, 2001. The Agreement terminates after the annual meeting on June 12, 2002.

     In February and April 2001, the Company entered into two agreements with Constellation Software, Inc. ("Constellation") (the "Second Agreement") pursuant to which Constellation was authorized and did purchase 432,900 shares of the Company's common stock in open market transactions prior to May 25, 2001 (the "Constellation Additional HTE Stock"). The Second Agreement provides that for as long as Constellation controls or holds a beneficial interest in the Constellation Additional HTE Stock, Constellation shall effect such action as may be necessary to ensure that all such shares are: (i) voted in favor of all of the nominees to, and proposals of, the board of directors as approved by the Company's Board of Directors; (ii) voted against any shareholder proposal not approved or recommended by the Company's Board of Directors; and (iii) voted and deemed to be present in person or by proxy at all meetings of the shareholders of the Company so that all shares may be counted for purposes of determining the presence of a quorum at such meeting. Further, with respect to the sale or other disposition of the 859,800 shares of the Company's common stock acquired by Constellation in open market transactions prior to November 16, 2000 (the "Constellation Initial HTE Stock"), which are subject to an agreement with the Company dated as of November 16, 2000 (the "First Agreement"), and the Constellation Additional HTE Stock (collectively "Constellation's Total HTE Stock"), the Second Agreement provides for the following resale restrictions:
(i) no more than ten percent (10%) of Constellation's Total HTE Stock may be sold or disposed of in open market transactions during any calendar month; (ii) without the prior written consent of the Company, no more than two percent (2%) of the shares representing the aggregate voting power of the Company's then outstanding voting capital stock may be knowingly sold or otherwise transferred (directly or indirectly) to a single entity or person, including affiliates thereof (as defined in paragraph 7 of the First Agreement after substituting the name of such single entity or person for the names Leonard, Directors and Constellation therein), provided Constellation notifies, in writing, any broker, dealer or agent (the "Agent") representing it or handling such transaction(s) of this condition of sale hereunder; (iii) more than ten percent (10%) of Constellation's Total HTE Stock may be sold or disposed of during any calendar month, provided such sale or disposition occurs in a private transaction(s) which does not print or is not otherwise reported through NASDAQ, any other exchange or public markets stock quotation or reporting service (an "Exchange"); or (iv) notwithstanding the foregoing to the contrary, any amount of Constellation's Total HTE Stock may be sold or otherwise transferred from time to time, provided that: (y) all of such transaction(s) pursuant to this clause shall be entirely completed or crossed off or away from an Exchange in a private or negotiated trade, even though such transaction(s) may be reported after-the-fact through an Exchange, and (x) no more than four and nine tenths percent (4.9%) of the shares representing the aggregate voting power of the Company's then outstanding voting capital stock may be knowingly sold or otherwise transferred (directly or indirectly) cumulatively to a single entity or person, including affiliates thereof (as defined in paragraph 7 of the First Agreement after substituting the name of such single entity or person for the names Leonard, Directors and Constellation therein), provided Constellation notifies, in writing, the Agent representing it or handling such transaction(s) of this condition of sale thereunder. In addition, the Second Agreement provides that without the prior written consent of the Company, Constellation shall not sell or transfer any of Constellation's Total HTE Stock to its affiliate(s) (as defined in paragraph 7 of the First Agreement). The Second Agreement shall continue in effect until the later of: (i) such date when all obligations of the parties thereto to the other have been fully satisfied; (ii) the day after the date Constellation, including affiliates thereof (as defined in paragraph 7 of the First Agreement), no longer owns or holds a beneficial interest in any of the Company's common stock; or (iii) the day after the date of the Company's annual shareholders' meeting held in the year 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements:
  Balance Sheets as of December 31, 2000 and 2001...........  F-3
  Statements of Operations for the years ended December 31,
     1999, 2000 and 2001....................................  F-4
  Statements of Stockholders' Equity and Comprehensive
     Income (Loss) for the years ended December 31, 1999,
     2000 and 2001..........................................  F-5
  Statements of Cash Flows for the years ended December 31,
     1999, 2000 and 2001....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on October 29, 2001, indicating the Company issued a press release related to the redemption of 5,618,952 shares of common stock of Tyler Technologies, Inc.

(C) EXHIBIT INDEX

NUMBER                                    NAME
------                                    ----
 1.1     --   Form of Underwriting Agreement(1)
 3.1     --   Amended Articles of Incorporation(1)
 3.11    --   Articles of Amendment to Articles of Incorporation(2)
 3.2     --   Amended and Restated Bylaws(1)
10.1     --   Registrant's 1997 Employee Incentive Compensation Plan, as
              amended(3)
10.2     --   Registration Rights Agreement(1)
10.3     --   Form of Stock Option Agreement(1)
10.4     --   Form of Indemnification Agreement between the Registrant and each of its Directors and certain executive officers(1)
10.5     --   Form of Employment Agreement for L.A. Gornto, Jr.(1)
10.6     --   Form of Employment Agreement for certain other employees(1)
10.7     --   Lease agreement (Heathrow International Business Center,
              Lake Mary, Florida)(1)
10.8     --   1997 Employee Stock Purchase Plan, as amended(4)
10.9     --   Agreement and Plan of Merger (acquisition of UCS, Inc.)(5)
10.10    --   Amendment to Agreement and Plan of Merger (acquisition of
              UCS, Inc.)(5)
10.11    --   Employment Agreement with Joseph M. Loughry, III(6)
10.12    --   Employment Agreement with Ronald E. Goodrow(6)
10.13    --   Employment Agreement with Susan D. Falotico(6)
10.14    --   Employment Agreement with Gilbert O. Santos(6)
10.15    --   Employment Agreement with William C. Barnett(6)
10.16    --   Amendment to the Employment Agreement with Joseph M.
              Loughry, III(7)
10.17    --   Form of Amendment to the Employment Agreements Ronald E.
              Goodrow, Susan D. Falotico, Gilbert O. Santos, and William
              C. Barnett(7)

NUMBER                                    NAME
------                                    ----
10.18    --   Agreement, dated as of November 16, 2000, by and between the
              Registrant, Constellation Software, Inc., Mark Leonard, and
              the Directors of the Registrant(7)
10.19    --   Letter Agreement, dated February 25, 2001, between the
              Registrant and Constellation Software, Inc.(7)
10.20    --   Letter Agreement, dated April 19, 2001, between the
              Registrant and Constellation Software, Inc.(7)
21.0     --   Subsidiaries of the Registrant(7)
23.1     --   Consent of Arthur Andersen LLP(7)
99.1     --   Letter to the Securities and Exchange Commission(7)

---------------

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-22637).
(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1998.
(3) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52552)
(4) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52566)
(5) Incorporated by reference to Registrant's Form 8-K dated June 1, 1998.
(6) Incorporated by reference to Registrant's Form 10-K dated March 29, 2001.
(7) Filed herewith.

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

Date: March 27, 2002

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ JOSEPH M. LOUGHRY, III                President and Chief Executive    March 27, 2002
-----------------------------------------------------    Officer and Director
               Joseph M. Loughry, III                    (principal
                                                         executive officer)

                /s/ BERNARD B. MARKEY                  Chairman of the Board            March 27, 2002
-----------------------------------------------------    of Directors
                  Bernard B. Markey

                /s/ L.A. GORNTO, JR.                   Executive Vice President,        March 27, 2002
-----------------------------------------------------    General Counsel, Secretary
                  L.A. Gornto, Jr.                       and Director

                /s/ SUSAN D. FALOTICO                  Vice President, Chief Financial  March 27, 2002
-----------------------------------------------------    Officer (principal financial
                  Susan D. Falotico                      officer)

                   /s/ O.F. RAMOS                      Director                         March 27, 2002
-----------------------------------------------------
                     O.F. Ramos

                  /s/ EDWARD MOSES                     Director                         March 27, 2002
-----------------------------------------------------
                    Edward Moses

                /s/ GEORGE P. KEELEY                   Director                         March 27, 2002
-----------------------------------------------------
                  George P. Keeley

                                                       Director                         March 27, 2002
-----------------------------------------------------
                  D. Van R. Morris

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of H.T.E., Inc.:

     We have audited the accompanying consolidated balance sheets of H.T.E., Inc. (a Florida corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H.T.E., Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Tampa, Florida,
February 8, 2002

                           HTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,762   $10,862
  Trade accounts receivable, less allowance of $2,018 and
    $1,457 for doubtful accounts at December 31, 2000 and
    2001, respectively......................................   23,543    21,235
  Deferred income taxes.....................................    2,263     1,732
  Note receivable, current portion..........................      450       360
  Other current assets......................................    1,599     1,663
                                                              -------   -------
         Total current assets...............................   37,617    35,852
                                                              -------   -------
Equipment, furniture and fixtures, net......................    3,633     3,308
                                                              -------   -------
Other assets:
  Computer software development costs, net of accumulated
    amortization of $17,051 and $19,728 at December 31, 2000
    and 2001, respectively..................................    5,427     4,001
  Other intangible assets, net..............................      325       103
  Deferred income taxes.....................................    3,793     3,747
  Note receivable, long-term................................    1,300       950
  Investment................................................    2,164       648
  Deposits..................................................      247       238
                                                              -------   -------
         Total other assets.................................   13,256     9,687
                                                              -------   -------
         Total assets.......................................  $54,506   $48,847
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,763   $ 1,367
  Accrued liabilities.......................................    5,661     5,359
  Deferred revenue..........................................   26,587    31,206
  Note payable, current portion.............................      625        --
                                                              -------   -------
         Total current liabilities..........................   35,636    37,932
                                                              -------   -------
Long-term liabilities:
  Note payable, long-term...................................      625        --
  Deferred lease commitment.................................      448       408
                                                              -------   -------
         Total long-term liabilities........................    1,073       408
                                                              -------   -------
Commitments and Contingencies (Notes 13 and 14)
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,239,890 and 11,341,596 shares issued and
    outstanding as of December 31, 2000 and 2001............      172       114
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding.................       --        --
  Additional paid-in capital................................   30,903    22,375
  Accumulated deficit.......................................  (15,103)  (14,238)
  Equity from investment in subsidiary......................    2,470     2,470
  Cumulative translation adjustment.........................      (59)       --
  Unrealized loss on investment.............................     (586)     (214)
                                                              -------   -------
         Total stockholders' equity.........................   17,797    10,507
                                                              -------   -------
         Total liabilities and stockholders' equity.........  $54,506   $48,847
                                                              =======   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      2000      2001
                                                              --------   -------   -------
Revenues:
  Software licenses.........................................  $ 24,641   $11,259   $12,891
  Professional services.....................................    28,575    14,947    13,580
  Hardware..................................................    14,945     3,725     1,930
  Maintenance and other.....................................    25,772    31,605    35,738
  Resource management.......................................     2,275     1,955     1,681
                                                              --------   -------   -------
          Total revenues....................................    96,208    63,491    65,820
                                                              --------   -------   -------
Expenses:
  Cost of software licenses.................................     7,489     5,380     5,033
  Cost of professional services.............................    17,294    11,719     9,364
  Cost of hardware..........................................    12,437     3,178     1,272
  Cost of maintenance and other.............................    10,350     9,315     9,299
  Cost of resource management...............................     1,440     1,168       571
  Research and development..................................    19,294    14,189    13,405
  Sales and marketing.......................................    20,116    12,170     9,681
  General and administrative................................    18,779    13,469    13,264
  Contract judgment and settlement, employee termination
     benefits and other costs...............................    12,927    (1,131)    1,030
                                                              --------   -------   -------
          Total operating expenses..........................   120,126    69,457    62,919
                                                              --------   -------   -------
INCOME (LOSS) FROM OPERATIONS...............................   (23,918)   (5,966)    2,901
                                                              --------   -------   -------
OTHER INCOME (EXPENSE)
  Interest income, net......................................       154       423       429
  Loss on investment........................................        --        --    (1,888)
                                                              --------   -------   -------
          Total other income (expense)......................       154       423    (1,459)
                                                              --------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (23,764)   (5,543)    1,442
  Provision (benefit) for income taxes (Note 12)............    (8,898)   (2,162)      577
                                                              --------   -------   -------
NET INCOME (LOSS)...........................................  $(14,866)  $(3,381)  $   865
                                                              ========   =======   =======
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $  (0.86)  $ (0.19)  $  0.05
                                                              ========   =======   =======
  Diluted...................................................  $  (0.86)  $ (0.19)  $  0.05
                                                              ========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                    COMMON STOCK     ADDITIONAL   RETAINED     EQUITY FROM    CUMULATIVE    UNREALIZED
                                   ---------------    PAID-IN     EARNINGS    INVESTMENT IN   TRANSLATION    LOSS ON
                                   SHARES   AMOUNT    CAPITAL     (DEFICIT)    SUBSIDIARY     ADJUSTMENT    INVESTMENT    TOTAL
                                   ------   ------   ----------   ---------   -------------   -----------   ----------   --------
Balance, December 31, 1998.......  17,013    $170     $29,661     $  3,144       $   --          $(36)        $  --      $ 32,939
  Proceeds from exercise of stock
    options......................      89       1          85           --           --            --            --            86
    Proceeds from issuance of
      stock under benefit plan...     299       3       1,066           --           --            --            --         1,069
  Compensation from stock
    options......................      --      --          13           --           --            --            --            13
  Tax benefit associated with
    stock options................      --      --          65           --           --            --            --            65
  Comprehensive loss:
    Net loss.....................      --      --          --      (14,866)          --            --            --
    Translation adjustment.......      --      --          --           --           --            --            --
        Total comprehensive
          loss...................      --      --          --           --           --            --            --       (14,866)
                                   ------    ----     -------     --------       ------          ----         -----      --------
Balance, December 31, 1999.......  17,401     174      30,890      (11,722)          --           (36)           --        19,306
  Proceeds from exercise of stock
    options......................      51       1         113           --           --            --            --           114
  Proceeds from issuance of stock
    under benefit plan...........     187       2         379           --           --            --            --           381
  Proceeds from issuance of
    stock........................      44      --         124           --           --            --            --           124
  Repurchase of common stock.....    (443)     (5)       (590)          --           --            --            --          (595)
  Compensation from stock
    options......................      --      --          19           --           --            --            --            19
  Comprehensive loss:
    Net loss.....................      --      --          --       (3,381)          --            --            --
    Unrealized loss on
      investment.................      --      --          --           --           --            --          (586)
    Translation adjustment.......      --      --          --           --           --           (23)           --
    Equity from investment in
      subsidiary.................      --      --         (32)          --        2,470            --            --
        Total comprehensive
          loss...................      --      --          --           --           --            --            --        (1,552)
                                   ------    ----     -------     --------       ------          ----         -----      --------
Balance, December 31, 2000.......  17,240     172      30,903      (15,103)       2,470           (59)         (586)       17,797
  Proceeds from exercise of stock
    options......................       9      --          15           --           --            --            --            15
  Proceeds from issuance of stock
    under benefit plan...........     199       2         151           --           --            --            --           153
  Issuance of restricted stock...      67       1          59           --           --            --            --            60
  Repurchase of common stock.....    (554)     (5)     (1,504)          --           --            --            --        (1,509)
  Redemption of common stock from
    Tyler Technologies, Inc......  (5,619)    (56)     (7,249)          --           --            --            --        (7,305)
  Comprehensive income:
    Net income...................      --      --          --          865           --            --            --
    Unrealized gain on
      investment.................      --      --          --           --           --            --           372
    Translation adjustment.......      --      --          --           --           --            59            --
        Total comprehensive
          income.................      --      --          --           --           --            --            --         1,296
                                   ------    ----     -------     --------       ------          ----         -----      --------
Balance, December 31, 2001.......  11,342    $114     $22,375     $(14,238)      $2,470          $ --         $(214)     $ 10,507
                                   ======    ====     =======     ========       ======          ====         =====      ========

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (NOTE 16)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      2000      2001
                                                              --------   -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $(14,866)  $(3,381)  $   865
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     5,865     5,639     4,867
    Loss on disposal of equipment, furniture and fixtures...        57        34        10
    Loss from discontinuation of product line...............     1,138       195       285
    Gain on sale of assets..................................        --        --       (81)
    Compensation due to stock transactions..................        13        19        60
    Deferred income taxes...................................    (8,898)     (459)      577
    Loss on investment......................................        --        --     1,888
    Tax benefit associated with stock options...............        65        --        --
  Changes in operating assets and liabilities, net of effect of acquisitions --
    Decrease (increase) in assets --
      Trade accounts receivable, net........................     7,228     9,841     2,308
      Income tax receivable.................................     3,050        --        --
      Other current assets..................................     2,633       201       (68)
      Note receivable.......................................        --        --       450
      Deposits..............................................        37       (10)        5
    Increase (decrease) in liabilities --
      Accounts payable......................................    (2,155)     (315)   (1,396)
      Accrued liabilities...................................     5,992    (4,775)     (302)
      Deferred revenue......................................     3,226     1,331     4,732
      Note payable..........................................        --        --    (1,250)
      Deferred lease commitment.............................        90       (27)      (40)
                                                              --------   -------   -------
    Net cash provided by operating activities...............     3,475     8,293    12,910
                                                              --------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................      (925)   (1,699)   (1,229)
  Cash paid for acquisitions................................    (1,000)       --        --
  Spin-off of subsidiary....................................        --      (923)       --
  Computer software development costs.......................    (3,357)   (2,811)   (1,994)
                                                              --------   -------   -------
         Net cash used in investing activities..............    (5,282)   (5,433)   (3,223)
                                                              --------   -------   -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................     1,155       619       168
  Repurchase of common stock................................        --      (595)   (1,509)
  Redemption of common stock from Tyler Technologies,
    Inc.....................................................        --        --    (7,305)
                                                              --------   -------   -------
         Net cash provided by (used in) financing
           activities.......................................     1,155        24    (8,646)
                                                              --------   -------   -------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................        --       (23)       59
                                                              --------   -------   -------
Net (decrease) increase in cash and cash equivalents........      (652)    2,861     1,100
Cash and cash equivalents, beginning of period..............     7,553     6,901     9,762
                                                              --------   -------   -------
Cash and cash equivalents, end of period....................  $  6,901   $ 9,762   $10,862
                                                              ========   =======   =======
Supplemental schedules of cash flow information
  Cash paid for interest....................................  $     61   $    27   $   169
  Cash refund for income taxes..............................  $     --   $ 1,703   $    --

 The accompanying notes are an integral part of these consolidated statements.

                           HTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     Pursuant to a registration statement on Form S-1 (File No. 333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, DSI completed a rights offering of its common stock as of May 1, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374. As a result, only DSI's operating results through April 30, 2000 are included in the Company's consolidated financial statements since the Company's ownership of DSI was reduced to 16.4 percent as of May 1, 2000, and the Company's investment in DSI is accounted for using the cost method after that. In addition, the spin-off resulted in a gain of $2,470 which is recorded as equity from investment in subsidiary in comprehensive loss in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). During 2001, DSI stock was acquired by Onvia.com, Inc. (Onvia) in a stock for stock transaction. See Note 5.

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

  Trade Accounts Receivable

     Included in trade accounts receivable at December 31, 2000 and 2001, are unbilled receivables of $2,613 and $1,725, respectively. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31, 1999, 2000 and 2001:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1999      2000     2001
                                                           -------   ------   -------
Balance at the beginning of the period...................  $ 1,351   $2,074   $ 2,018
Provision................................................    2,237       85       466
Write-offs...............................................   (1,514)    (141)   (1,027)
                                                           -------   ------   -------
Balance at the end of the period.........................  $ 2,074   $2,018   $ 1,457
                                                           =======   ======   =======

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

     Depreciation and amortization expense related to equipment, furniture and fixtures of $1,616, $1,575 and $1,391, is included in general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     Amortization expense related to computer software development costs of $3,379, $3,473 and $3,265 is included in cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively.

  Other Intangible Assets

     Other intangible assets consisted of the following as of December 31, 2000 and 2001:

                                                                  DECEMBER
                                                              -----------------
DESCRIPTION                                                    2000      2001
-----------                                                   -------   -------
Goodwill....................................................  $   416   $   127
Purchased software..........................................    2,153     1,897
Customer lists..............................................      903       516
                                                              -------   -------
                                                                3,472     2,540
Less -- Accumulated amortization............................   (3,147)   (2,437)
                                                              -------   -------
                                                              $   325   $   103
                                                              =======   =======

     Goodwill represents amounts paid in excess of the fair market value of net tangible and identifiable intangible assets purchased in the acquisitions of Software Management, Inc., Bellamy, Kb Systems, Inc. and Information On Demand, Inc. (IOD), subsequently renamed DSI, and is amortized using the straight-line method over a period of 60 months. As of December 31, 2001, all goodwill has been fully amortized. Customer lists represent identifiable intangible assets purchased in connection with the acquisitions of Bellamy, Kb Systems, Inc., JALAN, Inc., Vanguard Management and Information Systems, Inc. (Vanguard) and IOD and are amortized over a period of 60 months. Purchased software represents identifiable intangible assets purchased in connection with the acquisitions of Programmed-For-Success, Inc., Bellamy, Kb Systems, Inc., JALAN, Inc. and Vanguard and is amortized using the straight-line method over a period of 36 months. Amortization expense related to goodwill and customer lists of $473, $377 and $211 is included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively. Amortization expense related to the purchased software of $817 and $661 is included in the cost of software licenses in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the purchased software was fully amortized.

     During 2000, HTE disposed of the Vanguard related product lines. During 2001, HTE sold the assets of Bellamy. As a result of these transactions, HTE wrote off net intangible assets as follows:

                                                          YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 2000   DECEMBER 31, 2001
                                                       -----------------   -----------------
Goodwill.............................................          --                   5
Purchased software...................................         160                  --
Customer lists.......................................          24                   6

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

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended.

     The Company derives revenue from software licenses, post-contract customer support/maintenance, hardware, and services which typically range from installation, training and basic consulting. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is assured.

     For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9, "Modification of 97-2, Software Revenue Recognition, With Respect of Certain Transactions." For arrangements in which VSOE does not exist for each element, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. In addition, the Company generates revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company's proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

     Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period.

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

     During 1999, substantially all of the Company's hardware revenues were derived from the sale of IBM AS/400 systems in connection with the Company's Industry Remarketing agreement with IBM. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a royalty on hardware sales to HTE customers by Vertical VAR.

  Stock-Based Compensation

     The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, if the exercise price of the Company's stock options equals or exceeds the estimated fair market value of the underlying stock on the date of grant, no compensation expense is generally recognized. As the stock options issued to employees have had no intrinsic value at the date of grant, no compensation expense related to stock options issued to employees has been recorded. For stock options granted to non-employees, compensation cost is measured using the fair value based method. Additionally, the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method had been applied to all stock options issued by the Company as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). See Note 9.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the Canadian dollar. The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars. Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity. Consolidated statements of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income (loss).

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

     The following table reconciles the number of shares utilized in the earnings per share calculations (amounts in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Basic weighted-average shares outstanding...................  17,282   17,529   16,173
Common shares applicable to stock options...................      --       --      124
                                                              ------   ------   ------
Diluted weighted-average shares outstanding.................  17,282   17,529   16,297
                                                              ======   ======   ======

     Options to purchase approximately 1,801,000, 2,282,000 and 1,902,000 shares were outstanding as of December 31, 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

  Carrying Value of Long-Lived Assets

     The Company reviews the carrying value of all long-lived assets, including equipment, furniture and fixtures, computer software development costs, and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 2001, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

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

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, trade accounts receivable, note receivable, accounts payable and note payable at December 31, 2000 and 2001, approximate fair value because of the short maturity of these instruments. The carrying amount of the investment in Onvia has been adjusted to reflect the fair value of the investment by recording an unrealized (loss) gain of $(586) and $372 in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss) for the years ended December 31, 2000 and 2001, respectively.

  Comprehensive Income (Loss)

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. The Company's adjustments to arrive at comprehensive income (loss) include the foreign currency translation adjustment, the unrealized loss related to the investment in Onvia and the equity from investment in subsidiary. These amounts are presented in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

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

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company has determined the impact of adopting SFAS 141 and SFAS 142 will not have a material effect on its financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS 144 to have a material effect on the Company's financial statements.

  Reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consisted of the following as of December 31, 2000 and 2001:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Equipment...................................................  $ 7,918   $ 8,216
Office furniture and fixtures...............................      544       509
Leasehold improvements......................................    1,111     1,192
                                                              -------   -------
                                                                9,573     9,917
Less -- Accumulated depreciation and amortization...........   (5,940)   (6,609)
                                                              -------   -------
                                                              $ 3,633   $ 3,308
                                                              =======   =======

3. BUSINESS COMBINATIONS

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

     Revenues, net income and earnings per share presented on a pro forma basis, as if the acquisitions had occurred at the beginning of each year presented, are as follows (unaudited):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Revenues....................................................      $ 96,340
Net income (loss)...........................................       (15,136)
Basic net income (loss) per share...........................         (0.88)
Diluted net income (loss) per share.........................         (0.88)

4. NOTE RECEIVABLE

     In October 1999, the Company entered into an unsecured loan agreement with DSI which has a principal balance of $1,750. Interest accrues on the outstanding principal and accrued interest at 8 percent. In October 2000, the Company entered into the Modification to Promissory Note Agreement (the Agreement). The Agreement deferred the payment of the principal and interest due October 31, 2000, (the "10-31-00 Note Payment") under the loan agreement until October 31, 2001 and allows DSI to repay the 10-31-00 Note Payment by issuing equity securities to HTE only if DSI issues a new equity security in a third party transaction in which equity capital in excess of $3,000 is raised prior to October 31, 2001. In consideration of this deferral, the Agreement increased the interest rate from 8 to 10 percent effective November 1, 2000, and required DSI to pay HTE a one-time modification fee of $10 on or before January 15, 2001, which was received on January 15, 2001. The Company received $450 in 2001 related to the note. The note, as amended by the Agreement, provides for the principal balance to be repaid by DSI according to the following schedule:

                        OCTOBER 31,                            AMOUNT
                        -----------                            ------
2002........................................................   $  350
2003........................................................      450
2004........................................................      500
                                                               ------
                                                               $1,300
                                                               ======

     In 2001, DSI was acquired by Onvia. See Note 5. In connection with this acquisition, this note was assumed by Onvia.

5. LOSS ON INVESTMENT

     On March 2, 2001, the shareholders of DSI approved at a special shareholders meeting an acquisition of DSI by Onvia pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.60 of a share of Onvia's common stock for every share of DSI common stock they held, and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the year ended December 31, 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000. For the year ended December 31, 2001, the Company recorded an unrealized loss of $214 on this investment.

6. NOTE PAYABLE

     In June 2000, the Company recorded a note payable for $1,250 with $625 due June 1, 2001 and $625 due June 1, 2002. These payments are subject to a secured promissory note. Interest accrues on the note at 9 percent per annum and is payable concurrently with the principal payments. The note is secured by 750,000 shares of DSI Series A Preferred stock and 1,250,000 shares of DSI common stock held by the Company. Pursuant to the merger between DSI and Onvia effective March 5, 2001, these shares were exchanged for 1,200,000 shares of Onvia common stock. See Note 5. The payment due June 1, 2002 was prepaid in December 2001. Therefore, there are no amounts outstanding under the note payable as of December 31, 2001.

7. LINE OF CREDIT

     The Company had a Loan and Security Agreement with Silicon Valley Bank for up to $5,000 secured by the Company's trade accounts receivable balance (the "Loan"). The Loan expired in September 2001. The Loan bore interest at the bank's prime rate plus 2 percent. The Loan was collateralized by the assets of the Company and required the Company to maintain a financial covenant related to tangible net worth.

     Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the "New Loan") for a line of credit up to $5,000 based on the Company's trade accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank's prime rate plus 0.5 percent (5.25 percent as of December 31, 2001), increasing to the bank's prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank's prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of December 31, 2001, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan.

8. STOCKHOLDERS' EQUITY

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

     Subsequently, Tyler issued a statement denying that a redemption of the Company's shares had occurred. Therefore, the Company filed an action in Seminole County, Florida Circuit Court for a Declaratory

Judgment to legally confirm its rights, under Florida law, to redeem 5,618,952 shares of its common stock from Tyler. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

9. STOCK COMPENSATION PLANS

EMPLOYEE STOCK OPTIONS

     On July 1, 1996, the Company granted options to an employee to purchase 106,000 shares of the Company's common stock. The options were exercisable beginning January 1, 1997, at $0.91 per share, which approximated the fair market value of the stock at the date of grant. The options expire the earlier of five years from the date of grant or seven months from the employee's date of termination. There are no outstanding options under this grant as of December 31, 2001, as all of these options were exercised during 1998 and 1999.

HTE EMPLOYEE INCENTIVE PLAN

     The Company's 1997 Employee Incentive Compensation Plan (the "HTE Plan") was adopted by the Board of Directors (the "Board") in January 1997. The purpose of the HTE Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The HTE Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. As of December 31, 2001, the Company had not awarded stock appreciation rights under the HTE Plan. In January 2001, the Company awarded 66,666 shares of restricted stock under the HTE Plan for services by the Board during 2001. Compensation expense of $60 was recognized throughout the year as services were performed. No other restricted stock was issued under the HTE Plan as of December 31, 2001. The Company has reserved an aggregate of 3,700,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock for grants under the HTE Plan, of which 1,012,431 shares are available for future grants as of December 31, 2001. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Some options have been granted with immediate vesting, although most of the options have vesting schedules over four or five years.

     A summary of the status of the Company's outstanding stock options, each of which is fixed with respect to number of shares and exercise price, including employee stock options discussed above, as of December 31, 1999, 2000 and 2001, and changes during the periods ending on those dates is presented below:

                                    1999                    2000                    2001
                            ---------------------   ---------------------   ---------------------
                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                         AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning
  of year.................  1,514,941     $7.29     1,800,826     $5.14     2,282,085     $3.54
  Granted.................  1,008,727      2.61     1,275,010      2.20       446,440      1.55
  Exercised...............     93,056      1.03        50,490      2.23         9,398      1.57
  Forfeited...............    629,786      7.24       743,261      5.24       277,612      3.97
                            ---------               ---------               ---------
Outstanding at end of
  year....................  1,800,826     $5.14     2,282,085     $3.54     2,441,515     $3.13
                            =========               =========               =========
Options exercisable at
  year end................    825,028     $4.46       799,574     $4.58     1,027,785     $4.08
Weighted-average fair
  value of options granted
  during the year.........                $2.65                   $1.91                   $1.27

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                              ---------------------------------------------   --------------------------
                                  NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
                              OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
                               DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES           2001        CONTRACTUAL LIFE     PRICE          2001          PRICE
------------------------      --------------   ----------------   ---------   --------------   ---------
$1.06 to  2.00..............    1,077,765            8.1             1.71        218,047          1.76
 2.06 to  3.00..............      686,126            8.0             2.69        223,311          2.54
 3.31 to  4.72..............      566,200            5.2             4.68        515,347          4.69
 8.38 to 13.50..............      111,424            6.1            11.78         71,080         11.59

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

     During the years ended December 31, 1999 and 2000, the compensation from stock options of $13 and $19, respectively, was related to options granted to a consultant and was calculated at the fair value using the Black-Scholes options valuation model as described below. This expense is included in general and administrative expenses in the consolidated statement of operations. There were no related costs for the year ended December 31, 2001.

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an Employee Stock Purchase Plan (ESPP) on July 23, 1997, which was approved by the stockholders in May 1998. The plan was effective as of September 1, 1997, and has been designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. One million two hundred thousand shares are reserved for issuance over the term of the plan, subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. The ESPP qualifies as a non-compensatory plan under APB No. 25; therefore, the plan is not expected to have any effect on the results of operations.

     Under the terms of the ESPP, employees can choose each year to have up to 25 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of period or end of period market price. As of December 31, 2001, 25 percent of the Company's employees participate in the plan. As of December 31, 2000 and 2001, there were 93,278 and 56,176 purchase rights outstanding. These purchase rights were exercisable at the respective year-ends and had a weighted-average exercise price of $0.77 and $1.70 as of December 31, 2000 and 2001, respectively. The weighted-average fair value of purchase rights granted during 2000 and 2001 under the ESPP was $0.42 and $0.46, respectively. All outstanding purchase rights at December 31, 2000 and 2001, were exercised in January 2001 and 2002, respectively.

BLACK-SCHOLES OPTION PRICING MODEL

     The fair value of options granted during the fiscal years ended December 31, 1999, 2000 and 2001, reported below has been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions for options granted during 1999, 2000 and 2001:

                                                HTE PLAN                      DSI PLAN                ESPP
                               ------------------------------------------   ------------   ---------------------------
                                YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                   1999           2000           2001           1999           1999           2000
                               ------------   ------------   ------------   ------------   ------------   ------------
Expected life (in years).....        10              6              6            4.9             .3             .3
Weighted-average risk-free
  interest rate..............      5.19%          6.11%          5.08%          6.15%          4.97%          5.69%
Volatility -- employees......     238.5%         114.9%         104.8%            --          238.5%         114.9%
Dividend yield...............        --             --             --             --             --             --

                                   ESPP
                               ------------
                                YEAR ENDED
                               DECEMBER 31,
                                   2001
                               ------------
Expected life (in years).....        .3
Weighted-average risk-free
  interest rate..............      2.80%
Volatility -- employees......     104.8%
Dividend yield...............        --

PRO FORMA DISCLOSURES

     Had compensation cost related to employees for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income (loss) and per share amounts would have changed to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                               1999      2000     2001
                                                             --------   -------   -----
Net income (loss):
  As reported..............................................  $(14,866)  $(3,381)  $ 865
  Pro forma................................................   (16,004)   (4,824)     (2)
Basic earnings (loss) per share:
  As reported..............................................  $  (0.86)  $ (0.19)  $0.05
  Pro forma................................................     (0.93)    (0.28)   0.00
Diluted earnings (loss) per share:
  As reported..............................................  $  (0.86)  $ (0.19)  $0.05
  Pro forma................................................     (0.93)    (0.28)   0.00

     The effects of applying SFAS No. 123 on pro forma disclosures of net income
(loss) and per share amounts for the periods presented are not likely to be representative of the pro forma effects on net income (loss) and per share amounts in future years.

10. EMPLOYEE RETIREMENT PLAN

     The Company has established an employee retirement savings plan that covers substantially all employees who have met certain service and age requirements. Employees may contribute from 2 percent to 15 percent of their annual compensation to the plan as limited by Internal Revenue Service regulations. The Company will match contributions up to three percent of each individual's compensation. Contributions made by the Company totaled $413, $482 and $402 for the years ended December 31, 1999, 2000 and 2001, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

11. CONTRACT JUDGMENT AND SETTLEMENT, EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded a charge (benefit) of $12,927, $(1,131) and $1,030, respectively. These amounts were primarily related to a contract judgment, a contract settlement, employee termination benefits, and the discontinuance of product lines. As of December 31, 2000 and 2001, charges of $920 and $173, respectively, remain in accrued liabilities in the accompanying consolidated balance sheets.

CONTRACT JUDGMENT AND SETTLEMENT

     During the years ended December 31, 1999 and 2000, the Company recorded a benefit and charge of $7,493 and $(2,234), respectively, related to a contract judgment and a contract settlement. In 2000, the benefit included $(2,234) related to a reduction in a judgment award. In 1999, the charge included $2,319 related to a write-off of certain assets related to the contract settlement and contract judgment and $5,174 related to a judgment award. The judgment award is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999.

EMPLOYEE TERMINATION BENEFITS

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded charges of $2,459, $622 and $659, respectively, related to employee severance packages and benefits. After reviewing its staffing requirements, the Company terminated employees across all areas of the Company.

DISCONTINUATION OF PRODUCT LINES

     During the years ended December 31, 1999, 2000 and 2001, and as a result of the change in management and strategy, the Company decided to discontinue several product lines. As a result of this decision, the Company recorded a non-cash charge for the net book value of these product lines, which totaled $1,138, $160 and $275 during the years ended December 31, 1999, 2000 and 2001, respectively.

OTHER COSTS

     The remaining charges of $1,837, $321 and $96 in the years ended December 31, 1999, 2000 and 2001, respectively, primarily included costs associated with certain lease termination costs, the closing of offices, a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment and offering costs.

12. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended December 31, 1999, 2000 and 2001:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1999       2000      2001
                                                           -------    -------    ----
Current:
  Federal................................................  $    --    $    --    $ --
  State..................................................       --         --      --
                                                           -------    -------    ----
                                                                --         --      --
Deferred.................................................   (8,898)    (2,162)    577
                                                           -------    -------    ----
                                                           $(8,898)   $(2,162)   $577
                                                           =======    =======    ====

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate of 34 percent to income before provision (benefit) for income taxes for years ended December 31, 1999, 2000 and 2001, as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
U.S. federal income tax rate................................  34.00%   34.00%   34.00%
  State taxes...............................................   4.62     4.62     4.62
  Meals and entertainment...................................   0.76     2.04     3.52
  Other.....................................................  (1.94)   (1.66)   (2.13)
                                                              -----    -----    -----
Effective tax rate..........................................  37.44%   39.00%   40.01%
                                                              =====    =====    =====

     Deferred income taxes consisted of the following as of December 31, 2001:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Net operating losses....................................  $   --     $ 5,412     $ 5,412
  Accrued liabilities.....................................     657          --         657
  Basis difference of Onvia/DSI...........................     548          --         548
  Allowance for doubtful accounts.........................     523          --         523
  Deferred lease commitment...............................      --         157         157
  Other intangible assets.................................      --          (5)         (5)
  Other...................................................       4          --           4
                                                            ------     -------     -------
     Total assets.........................................   1,732       5,564       7,296
                                                            ------     -------     -------
Tax liabilities:
  Basis difference in equipment, furniture and fixtures...      --        (272)       (272)
  Capitalized computer software development costs.........      --      (1,545)     (1,545)
                                                            ------     -------     -------
     Total liabilities....................................      --      (1,817)     (1,817)
                                                            ------     -------     -------
Net deferred tax asset....................................  $1,732     $ 3,747     $ 5,479
                                                            ======     =======     =======

     Deferred income taxes consisted of the following as of December 31, 2000:

                                                            CURRENT   NONCURRENT    TOTAL
                                                            -------   ----------   -------
Tax assets:
  Net operating losses....................................  $   --     $ 5,882     $ 5,882
  Accrued liabilities.....................................   1,480          --       1,480
  Allowance for doubtful accounts.........................     779          --         779
  Deferred lease commitment...............................      --         173         173
  Other intangible assets.................................      --          74          74
  Other...................................................       4          --           4
                                                            ------     -------     -------
          Total assets....................................   2,263       6,129       8,392
                                                            ------     -------     -------
Tax liabilities:
  Basis difference in equipment, furniture and fixtures...      --        (317)       (317)
  Capitalized computer software development costs.........      --      (2,019)     (2,019)
                                                            ------     -------     -------
          Total liabilities...............................      --      (2,336)     (2,336)
                                                            ------     -------     -------
Net deferred tax asset....................................  $2,263     $ 3,793     $ 6,056
                                                            ======     =======     =======

     The Company received a tax refund of $1,703 during the year ended December 31, 2000. In connection with the DSI rights offering, deferred tax assets of $1,271 were transferred to DSI.

     As of December 31, 2001, the Company had net operating losses (NOL) for federal tax purposes totaling $14,013 which may be used to offset future taxable income, or, if unused, expire between 2019 and 2020. Management believes the deferred tax asset related to the NOL is fully realizable.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, furniture, an automobile and equipment under certain long-term non-cancelable operating lease agreements with varying terms and conditions.

     Future aggregate minimum rental payments under these agreements are as follows as of December 31, 2001:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      ------
2002........................................................  $2,126
2003........................................................   1,541
2004........................................................   1,508
2005........................................................   1,420
2006........................................................   1,310
Thereafter..................................................     631
                                                              ------
                                                              $8,536
                                                              ======

     In April 1996, the Company entered into a lease agreement for the corporate office in Lake Mary under a 10-year, non-cancelable operating lease, which began on May 1, 1997. The lease agreement also provides the Company with three five-year renewal options. The Company expenses the total estimated cash payments on a straight-line basis over the life of the lease. The cumulative difference between the amount expensed and the amount actually paid is recorded as a deferred lease commitment on the accompanying consolidated balance sheets as of December 31, 2000 and 2001. Rent expense under operating leases totaled approximately $5,418, $4,710 and $4,443 for the years ended December 31, 1999, 2000 and 2001, respectively.

PRODUCT ROYALTY AGREEMENTS

     The Company has entered into several product royalty agreements with various entities who have sold their application rights or product designs to the Company. The majority of these agreements are similar in nature in that they each state that royalties shall be paid on the basis of applicable software license revenues collected by the Company. However, each agreement may have a different percentage upon which the product royalty is based. The Company accrues these product royalties as the applicable software license revenues are recognized. The Company has recorded $18 and $69 as accrued liabilities for product royalties as of December 31, 2000 and 2001, respectively. Royalty expense was approximately $39, $5 and $119 for the years ended December 31, 1999, 2000 and 2001, respectively, and is included in cost of software licenses in the accompanying consolidated statements of operations.

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

     As of December 31, 2001, the Company has entered into other various employment agreements with certain key employees which call for salary continuation and other severance benefits to be paid in the approximate aggregate amount of $478 in the event such employees are terminated "without cause."

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

14. LITIGATION

     As described in the Company's Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the "Redeemed Shares") from Tyler for a purchase price of $7,305 (the "Redemption"). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida's control shares statute. The Company effected the Redemption in accordance with the requirements of Florida's control shares statute. The Redemption reduced the number of the Company's issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

     The Company is a party to some contracts which may result in financial penalties in the event of non-performance. Management anticipates that these penalties, if any, will not have a material adverse effect on the Company's financial position or operating results.

     In the normal course of business, the Company is subject to various claims and legal actions. The Company provides for losses, if any, in the year in which they can be reasonably estimated. The Company is not aware of any other legal proceedings or claims that it believes are likely to have a material effect on its financial position or operating results.

15. RELATED PARTIES

     One of the Company's directors has performed certain legal services for the Company through his law firm, for which the Company paid approximately $192, $189 and $108 during fiscal 1999, 2000 and 2001, respectively.

     In November 2000, the Company entered into an agreement with Mark H. Leonard, Constellation Software, Inc. and its Board of Directors (the "Agreement"), pursuant to which Mr. Leonard was appointed to the Company's Board of Directors (the "Board") for a two-year term expiring on the date of the annual meeting in 2002. Since Constellation Software, Inc. competes with the Company with respect to some of its products and services, the Agreement limits Mr. Leonard's access to and disclosure of confidential competitive information of the Company and requires Constellation Software, Inc. to vote its shares consistent with the recommendation of the Company's Board during Mr. Leonard's term as a director of the Company or 90 days after resignation, whichever is earlier. In addition, it requires all directors to vote consistent with the recommendation of the Board and limits the transfer of the Company's shares owned by Constellation Software, Inc. for that same period. The Agreement also limits the number of shares Constellation Software, Inc. and the directors can purchase and any involvement with proxy solicitation without prior written consent of the Company until the day after the annual meeting in 2002. Mr. Leonard resigned from the Company's Board effective October 11, 2001. The Agreement terminates after the annual meeting on June 12, 2002.

16. SUPPLEMENTAL NONCASH TRANSACTIONS

     The Company includes depreciation on certain equipment in the costs capitalized as computer software development costs. During the years ended December 31, 1999, 2000 and 2001, depreciation of $420, $447 and $119, respectively, was capitalized as computer software development costs.

     In 1999, the Company purchased certain assets of IOD for $1,000 in cash. Additionally, the Company accrued fees related to a legal judgment with the City of Tacoma, Washington. This case was settled in 2000 and was subsequently reclassed to a note payable for the year ended December 31, 2000.

     In 2000, DSI completed a rights offering of its common stock which was effective as of May 1, 2000. As a result, the Company recorded a reduction of cash of $923.

     In 2001, the Company recorded a loss on investment of $1,888. In addition, the Company sold selected assets of a subsidiary for a gain of $81.

     The acquisitions, reclassification and spin-off had the following non-cash effect of increasing (decreasing) the following accounts for the years ended December 31, 1999, 2000 and 2001:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1999     2000      2001
                                                              ------   -------   ------
Trade accounts receivable...................................  $   --   $   (23)  $   --
Other current assets........................................      --        86        4
Note receivable.............................................      --     1,750      (10)
Equipment, furniture and fixtures...........................      --      (296)      34
Other intangible assets.....................................   1,173      (834)      --
Deferred income taxes.......................................      --    (1,271)      --
Investment..................................................      --     2,164    1,516
Deposits....................................................      --        (9)       4
Accounts payable............................................      --      (623)      --
Accrued liabilities.........................................      --    (1,529)      --
Deferred revenue............................................     173      (306)    (113)
Note payable................................................      --     1,250       --
Additional paid in capital..................................      --       (32)      --
Unrealized loss on investment...............................      --       586      372
Equity from investment in subsidiary........................      --     2,470       --

                                 EXHIBIT INDEX

NUMBER                                    NAME
------                                    ----
 1.1     --   Form of Underwriting Agreement(1)
 3.1     --   Amended Articles of Incorporation(1)
 3.11    --   Articles of Amendment to Articles of Incorporation(2)
 3.2     --   Amended and Restated Bylaws(1)
10.1     --   Registrant's 1997 Employee Incentive Compensation Plan, as
              amended(3)
10.2     --   Registration Rights Agreement(1)
10.3     --   Form of Stock Option Agreement(1)
10.4     --   Form of Indemnification Agreement between the Registrant and each of its Directors and certain executive officers(1)
10.5     --   Form of Employment Agreement for L.A. Gornto, Jr.(1)
10.6     --   Form of Employment Agreement for certain other employees(1)
10.7     --   Lease agreement (Heathrow International Business Center,
              Lake Mary, Florida)(1)
10.8     --   1997 Employee Stock Purchase Plan, as amended(4)
10.9     --   Agreement and Plan of Merger (acquisition of UCS, Inc.)(5)
10.10    --   Amendment to Agreement and Plan of Merger (acquisition of
              UCS, Inc.)(5)
10.11    --   Employment Agreement with Joseph M. Loughry, III(6)
10.12    --   Employment Agreement with Ronald E. Goodrow(6)
10.13    --   Employment Agreement with Susan D. Falotico(6)
10.14    --   Employment Agreement with Gilbert O. Santos(6)
10.15    --   Employment Agreement with William C. Barnett(6)
10.16    --   Amendment to the Employment Agreement with Joseph M.
              Loughry, III(7)
10.17    --   Form of Amendment to the Employment Agreements Ronald E.
              Goodrow, Susan D. Falotico, Gilbert O. Santos, and William
              C. Barnett(7)
10.18    --   Agreement, dated as of November 16, 2000, by and between the
              Registrant, Constellation Software, Inc., Mark Leonard, and
              the Directors of the Registrant(7)
10.19    --   Letter Agreement, dated February 25, 2001, between the
              Registrant and Constellation Software, Inc.(7)
10.20    --   Letter Agreement, dated April 19, 2001, between the
              Registrant and Constellation Software, Inc.(7)
21.0     --   Subsidiaries of the Registrant(7)
23.1     --   Consent of Arthur Andersen LLP(7)
99.1     --   Letter to the Securities and Exchange Commission(7)

---------------

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-22637).
(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1998.
(3) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52552)
(4) Incorporated by reference to Registrant's Form S-8 Registration Statement filed December 22, 2000 (File No. 333-52566)
(5) Incorporated by reference to Registrant's Form 8-K dated June 1, 1998.
(6) Incorporated by reference to Registrant's Form 10-K dated March 29, 2001.
(7) Filed herewith.