Form 10-Q
period 2002-03-31
HTE INC
filed 2002-05-13
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No: 0-22657

H.T.E., INC.

(Exact name of registrant as specified in its charter)

Florida	59-2133858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2002

Common stock
Par value $.01 per share	10,817,405

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

H.T.E., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,285	$10,862
Trade accounts receivable, net	16,422	21,235
Deferred income taxes	1,644	1,732
Note receivable, current portion	1,300	360
Other current assets	1,418	1,663

Total current assets	33,069	35,852

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net	3,211	3,308

OTHER ASSETS
Computer software development costs, net	3,930	4,001
Other intangible assets, net	77	103
Deferred income taxes	2,892	3,747
Note receivable, long-term	—	950
Investment in Onvia	756	648
Deposits	236	238

Total other assets	7,891	9,687

	$44,171	$48,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,891	$6,726
Deferred revenue	27,093	31,206

Total current liabilities	33,984	37,932

LONG-TERM LIABILITIES
Other long-term liabilities	396	408

Total long-term liabilities	396	408

STOCKHOLDERS’ EQUITY
Common stock	108	114
Additional paid-in capital	19,919	22,375
Accumulated deficit	(10,073)	(11,768)
Receivable from shareholders	(57)	—
Unrealized loss on investment	(106)	(214)

Total stockholders’ equity	9,791	10,507

	$44,171	$48,847

The accompanying notes are an integral part of these consolidated balance sheets.

H.T.E., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
Software licenses	$3,199	$3,609
Professional services	3,275	3,076
Hardware	22	634
Maintenance and other	9,894	8,075
Resource management	467	429

Total revenues	16,857	15,823

OPERATING EXPENSES:
Cost of software licenses	944	1,380
Cost of professional services	2,317	2,184
Cost of hardware	12	609
Cost of maintenance and other	2,379	1,983
Cost of resource management	175	139
Research and development	2,965	3,598
Sales and marketing	2,143	2,613
General and administrative	3,275	3,071
Employee termination benefits and other costs	—	(86)

Total operating expenses	14,210	15,491

OPERATING INCOME	2,647	332
OTHER INCOME (EXPENSE):
Interest income, net	50	136
Loss on investment	—	(1,888)

Total other income (expense)	50	(1,752)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,697	(1,420)
PROVISION (BENEFIT) FOR INCOME TAXES	1,001	(489)

NET INCOME (LOSS)	1,696	(931)
Foreign currency translation adjustments	—	(12)
Unrealized gain on investment	108	19

COMPREHENSIVE INCOME (LOSS)	$1,804	$(924)

NET INCOME (LOSS) PER SHARE:
Basic	$0.15	$(0.05)

Diluted	$0.14	$(0.05)

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,696	$(931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	1,044	1,180
Deferred income taxes	943	(489)
Compensation related to stock transactions	18	15
Loss on investment	—	1,888
Changes in operating assets and liabilities—
Decrease (increase) in assets—
Trade accounts receivable, net	4,813	1,682
Note receivable	10	(363)
Other current assets	245	4
Deposits	2	(13)
Increase (decrease) in liabilities—
Accounts payable and accrued liabilities	165	(282)
Deferred revenue	(4,113)	(2,512)
Other liabilities	(12)	(8)

Net cash provided by operating activities	4,811	171

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(263)	(221)
Computer software development costs	(587)	(580)

Net cash used in investing activities	(850)	(801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	301	73
Repurchase of common stock	(2,839)	(7)

Net cash (used in) provided by financing activities	(2,538)	66

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(12)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,423	(576)
CASH AND CASH EQUIVALENTS, beginning of period	10,862	9,762

CASH AND CASH EQUIVALENTS, end of period	$12,285	$9,186

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$7
Cash paid for income taxes	9	18

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

(Amounts in thousands, except share and per share amounts)

The consolidated financial statements included herein have been prepared by H.T.E., Inc. (HTE or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001, and the notes thereto, included in the Company’s Form 10-K (File No. 0-22657).

The unaudited consolidated financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

The accompanying consolidated financial statements include the accounts of HTE, a Florida corporation, and its wholly-owned subsidiaries, HTE-Alberta Ltd., a Canadian corporation, HTE-Kb Systems, Inc. (Kb Systems), a Florida corporation, HTE-Jalan, Inc. (Jalan), a Florida corporation, HTE-Phoenix Systems, Inc. (Phoenix), a Florida corporation, HTE-UCS, Inc. (UCS), a Florida corporation, and HTE-Vanguard Systems, Inc., a Florida corporation, (collectively, the Company).

HTE develops, markets, implements and supports fully-integrated enterprise-wide software applications designed specifically for public sector and utility organizations, including state, county and city governments, other municipal agencies, and publicly and privately owned utilities. In 2000, the Company began outsourcing the sale and configuration of hardware systems through an agreement with Vertical VAR. Under this agreement, the Company will receive a commission on hardware sales to HTE customers by Vertical VAR. The effect of the Company’s foreign operations on the accompanying consolidated financial statements was not material.

1.     LITIGATION

As described in the Company’s Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the “Redeemed Shares”) from Tyler for a purchase price of $7,305 (the “Redemption”). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida’s control shares statute. The Company effected the Redemption in accordance with the requirements of Florida’s control shares statute. The Redemption reduced the number of the Company’s issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

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

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

(Amounts in thousands, except share and per share amounts)

2.     INCOME (LOSS) PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

	Three Months Ended
	March 31,

	2002	2001

Basic weighted-average shares outstanding	11,236	17,396

Common shares applicable to stock options using the treasury stock method	635	—

Diluted weighted average shares outstanding	11,871	17,396

As of March 31, 2001, options to purchase approximately 2.6 million shares were outstanding but were not included in the computation of diluted loss per share because they are antidilutive.

3.     INVESTMENT IN ONVIA AND LOSS ON INVESTMENT

On March 2, 2001, the shareholders of DemandStar.com, Inc. (DSI), a former subsidiary of the Company, approved, at a special shareholders meeting, an acquisition of DSI by Onvia.com, Inc. (Onvia) pursuant to which DSI became a wholly-owned subsidiary of Onvia effective March 5, 2001. Shareholders of outstanding DSI common stock were issued 0.6 of a share of Onvia’s common stock for every share of DSI common stock they held, and outstanding shares of DSI common stock were canceled. Cash was paid to DSI shareholders in lieu of fractional shares of Onvia common stock. The Company was issued a total of 1,200,000 shares of Onvia common stock in respect of the common stock and preferred stock the Company held in DSI. In connection with this transaction, the Company recorded a loss on investment of $1,888 in the first quarter of 2001, of which $586 had been recorded as an unrealized loss in comprehensive loss as of December 31, 2000.

As of March 31, 2002, the Investment in Onvia was valued at $0.63 per share, and an unrealized gain on investment of $108 was recorded in stockholders’ equity in the accompanying consolidated balance sheet as of that date. In addition, all resale restrictions related to the Investment in Onvia were removed in April 2002. See Note 7.

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

$1,750

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

(Amounts in thousands, except share and per share amounts)

4.     NOTE RECEIVABLE (continued)

In March 2001, DSI was acquired by Onvia. See Note 3. In connection with this acquisition, this note was assumed by Onvia. The note was fully paid in April 2002. See Note 7.

5.     LINE OF CREDIT

Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5,000 based on the Company’s trade accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate plus 0.5 percent, increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of March 31, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan.

6.     EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS

During the three months ended March 31, 2001, the Company recorded the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment, in which these assets were deemed to be non-strategic. The total purchase price was $450, which was partially represented by a note receivable. The first payment was made in January of 2001 and the related $86 gain is recorded in employee termination benefits and other costs in the accompanying consolidated financial statements. A deferred gain of $364 was recorded at the time of the sale and was recognized during 2001 as payments were received. The note receivable was fully paid during 2001.

7.     SUBSEQUENT EVENT

In April 2002, the Company entered into an agreement with Onvia in which Onvia agreed to repay the note receivable in full and to remove all resale restrictions on Onvia stock owned by the Company. The Company agreed to waive all unpaid interest on the note receivable. The balance of the note receivable of $1,300 was received by the Company on April 3, 2002. Accordingly, the note receivable of $1,300 has been classified as a current asset in the accompanying consolidated balance sheet as of March 31, 2002.

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Comparison of Three Months Ended March 31, 2002 and March 31, 2001,” and “Liquidity and Capital Resources,” below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company’s public sector customers, demand for the Company’s products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company’s filings with the Securities and Exchange Commission from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-22657).

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

	Three Months
	Ended March 31,

	2002	2001

REVENUES:
Software licenses	19.0%	22.8%
Professional services	19.4	19.5
Hardware	0.1	4.0
Maintenance and other	58.7	51.0
Resource management	2.8	2.7

Total revenues	100.0	100.0

OPERATING EXPENSES:
Cost of software licenses	5.6	8.7
Cost of professional services	13.8	13.8
Cost of hardware	0.1	3.9
Cost of maintenance and other	14.1	12.5
Cost of resource management	1.0	0.9
Research and development	17.6	22.7
Sales and marketing	12.7	16.5
General and administrative	19.4	19.4
Employee termination benefits and other costs	—	(0.5)

Total operating expenses	84.3	97.9

OPERATING INCOME	15.7	2.1
OTHER INCOME (EXPENSE):
Interest income, net	0.3	0.8
Loss on investment	—	(11.9)

Total other income (expense)	0.3	(11.1)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	16.0	(9.0)
PROVISION (BENEFIT) FOR INCOME TAXES	5.9	(3.1)

NET INCOME (LOSS)	10.1%	(5.9)%

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

Comparison of Three Months Ended March 31, 2002 and March 31, 2001 (Amounts in thousands)

     Revenues

      The Company’s total revenues increased by 7% to $16,857 for the three months ended March 31, 2002, from $15,823 for the three months ended March 31, 2001.

      Software License Revenues. Revenues from software licenses decreased 11% to $3,199 for the three months ended March 31, 2002, compared to $3,609 for the three months ended March 31, 2001. As a percentage of total revenues, software license revenues decreased to 19.0% for the three months ended March 31, 2002, from 22.8% for the three months ended March 31, 2001. The dollar and percentage decreases resulted primarily from an inconsistent market recovery.

      Professional Services Revenues. Revenues from professional services increased 6% to $3,275 for the three months ended March 31, 2002, from $3,076 for the three months ended March 31, 2001. As a percentage of total revenues, professional services revenues remained relatively constant at 19.4% for the three months ended March 31, 2002, compared to 19.5% for the three months ended March 31, 2001. The dollar increase was primarily related to new business and additional cross-selling of services back to the customer base.

      Hardware Revenues. Hardware revenues decreased 97% to $22 for the three months ended March 31, 2002, from $634 for the three months ended March 31, 2001. As a percentage of total revenues, hardware revenues decreased to 0.1% for the three months ended March 31, 2002, from 4.0% for the three months ended March 31, 2001. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR.

      Maintenance and Other Revenues. Revenues from maintenance and other increased 23% to $9,894 for the three months ended March 31, 2002, from $8,075 for the three months ended March 31, 2001. As a percentage of total revenues, maintenance and other revenues increased to 58.7% for the three months ended March 31, 2002, from 51.0% for the three months ended March 31, 2001. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2000 and 2001, customer system upgrades and price increases in the fees charged for annual maintenance.

      Resource Management Revenues. Revenues from resource management increased 9% to $467 for the three months ended March 31, 2002, from $429 for the three months ended March 31, 2001. As a percentage of total revenues, resource management revenues remained relatively constant at 2.8% for the three months ended March 31, 2002, compared to 2.7% for the three months ended March 31, 2001. The dollar increase was primarily related to an addendum to an existing outsourcing contract, which added resource.

Cost of Revenues

      Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 32% to $944 for the three months ended March 31, 2002, from $1,380 for the three months ended March 31, 2001. As a percentage of software license revenues, cost of software licenses decreased to 29.5% for the three months ended March 31, 2002, from 38.2% for the three months ended March 31, 2001. The dollar and percentage decreases were primarily due to the mix of products sold. Third party products result in higher cost of software license revenues.

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

      Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services increased 6% to $2,317 for the three months ended March 31, 2002, from $2,184 for the three months ended March 31, 2001. As a percentage of professional services revenues, cost of professional services remained relatively constant at 70.7% for the three months ended March 31, 2002, compared to 71.0% for the three months ended March 31, 2001. The dollar increase was directly related to an increase in professional services revenue.

      Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 98% to $12 for the three months ended March 31, 2002, from $609 for the three months ended March 31, 2001. As a percentage of hardware revenues, cost of hardware decreased to 54.5% for the three months ended March 31, 2002, from 96.1% for the three months ended March 31, 2001. The dollar and percentage decreases were directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. In addition, the decrease in the cost of hardware as a percentage of hardware revenues was primarily due to hardware royalties, which had no associated cost.

      Cost of Maintenance and Other Revenues. Cost of maintenance and other consists primarily of telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other increased 20% to $2,379 for the three months ended March 31, 2002, from $1,983 for the three months ended March 31, 2001. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 24.0% for the three months ended March 31, 2002, from 24.6% for the three months ended March 31, 2001. The dollar increase was due to additional resources required to enhance products and support a larger customer base. The decrease in the cost of maintenance and other as a percentage maintenance and other revenue was primarily due to an increase in the maintenance revenue base.

      Cost of Resource Management Revenues. Cost of resource management increased 26% to $175 for the three months ended March 31, 2002, from $139 for the three months ended March 31, 2001. As a percentage of resource management revenues, cost of resource management increased to 37.5% for the three months ended March 31, 2002, from 32.4% for the three months ended March 31, 2001. The dollar and percentage increases were primarily related to an addendum to an existing outsourcing contract, which added resource.

      Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company’s overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 18% to $2,965 for the three months ended March 31, 2002, from $3,598 for the three months ended March 31, 2001. As a percentage of total revenues, research and development decreased to 17.6% for the three months ended March 31, 2002, from 22.7% for the three months ended March 31, 2001. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company’s sales and marketing personnel. Sales and marketing expenses decreased 18% to $2,143 for the three months ended March 31, 2002, from $2,613 for the three months ended March 31, 2001. As a percentage of total revenues, sales and marketing decreased to 12.7% for the three months ended March 31, 2002, from 16.5% for the three months ended March 31, 2001. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort.

      General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased 7% to $3,275 for the three months ended March 31, 2002, from $3,071 for the three months ended March 31, 2001. As a percentage of total revenues, general and administrative expenses remained constant at 19.4% for the three months ended March 31, 2002 and 2001. The dollar increase was primarily due to an increase in employee benefit related expenses.

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

      Employee Termination Benefits and Other Costs. There were no employee termination benefits and other costs for the three months ended March 31, 2002. Employee termination benefits and other costs were $(86), or (0.5)% of total revenues, for the three months ended March 31, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment.

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

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

      Net cash provided by operating activities totaled $4,811 and $171 during the three months ended March 31, 2002 and 2001, respectively. The increase in cash provided by operating activities is primarily due to an increase in net income, combined with a decrease in trade accounts receivable, partially offset by a decrease in deferred revenue.

      Cash used in investing activities (capital expenditures and software development investments) totaled $850 and $801 during the three months ended March 31, 2002 and 2001, respectively. During 2002 and 2001, investing activities were comprised of the Company’s investments in equipment and related software development costs.

      Net cash (used in) provided by financing activities totaled $(2,538) and $66 during the three months ended March 31, 2002 and 2001, respectively. The 2002 period reflects common stock repurchased under the stock repurchase program, partially offset by the proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan and stock option plan. The 2001 period reflects the proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan, partially offset by the stock repurchase program.

      Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company’s working capital and capital expenditure requirements for at least the next 12 months. Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5 million based on the Company’s accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate plus 0.5 percent, increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of March 31, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan. In the longer term or if the Company’s current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

      The Company filed for a Declaratory Judgment requesting the Court to confirm the Company’s redemption of 5,618,952 shares of common stock held by Tyler Technologies, Inc. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of March 31, 2002, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

PART II — OTHER INFORMATION

(Amounts in thousands, except share amounts)

Item 1.     Legal Proceedings

As described in the Company’s Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the “Redeemed Shares”) from Tyler for a purchase price of $7,305 (the “Redemption”). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida’s control shares statute. The Company effected the Redemption in accordance with the requirements of Florida’s control shares statute. The Redemption reduced the number of the Company’s issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. If the redemption is confirmed, but at a higher price than the Company paid for the redeemed shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit.

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

H.T.E., INC. AND SUBSIDIARIES

MARCH 31, 2002

Item 4.     Submissions of Matters to Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      None.

(b) Reports on Form 8-K

      The Company filed a report on Form 8-K on February 13, 2002, indicating the Company announced better than expected fourth quarter 2001 profit.

H.T.E., INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.T.E., Inc.
Date: May 13, 2002

/s/ Joseph M. Loughry III

Joseph M. Loughry III Chief Executive Officer/ President

/s/ Susan D. Falotico

Susan D. Falotico Chief Financial Officer