Form 10-Q
period 2002-06-30
HTE INC
filed 2002-08-14
CIK 1010655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                          Yes         X         No
                                  --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                OUTSTANDING AS OF JULY 26, 2002
   ------------------------                      -------------------------------
        Common stock
   Par value $.01 per share                                10,885,536

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          H.T.E., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2002            2001
                                                                           ----------     -----------
     ASSETS                                                               (Unaudited)
     CURRENT ASSETS
         Cash and cash equivalents                                         $   12,304     $    10,862
         Trade accounts receivable, net                                        24,813          21,235
         Deferred income taxes                                                    755           1,732
         Note receivable, current portion                                           -             360
         Other current assets                                                   1,724           1,663
                                                                           ----------     -----------
            Total current assets                                               39,596          35,852
                                                                           ----------     -----------

     COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net                            3,487           3,308
                                                                           ----------     -----------
     OTHER ASSETS
         Computer software development costs, net                               3,761           4,001
         Other intangible assets, net                                              51             103
         Deferred income taxes                                                  2,892           3,747
         Note receivable, long-term                                                 -             950
         Investment in Onvia                                                      228             648
         Deposits                                                                 232             238
                                                                           ----------     -----------
            Total other assets                                                  7,164           9,687
                                                                           ----------     -----------
                                                                           $   50,247     $    48,847
                                                                           ==========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                          $    6,944     $     6,726
         Deferred revenue                                                      31,692          31,206
                                                                           ----------     -----------
            Total current liabilities                                          38,636          37,932
                                                                           ----------     -----------

     LONG-TERM LIABILITIES
         Other long-term liabilities                                              384             408
                                                                           ----------     -----------
            Total long-term liabilities                                           384             408
                                                                           ----------     -----------

     STOCKHOLDERS' EQUITY
         Common stock                                                             108             114
         Additional paid-in capital                                            19,871          22,375
         Accumulated deficit                                                   (8,548)        (11,768)
         Receivable from shareholders                                             (38)              -
         Unrealized loss on investment                                           (166)           (214)
                                                                           ----------     -----------
            Total stockholders' equity                                         11,227          10,507
                                                                           ----------     -----------
                                                                           $   50,247     $    48,847
                                                                           ==========     ===========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          H.T.E., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                               -------------------------       --------------------------
                                                                  2002            2001            2002             2001
                                                               ---------     -----------       ---------      -----------

CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
    Software licenses                                          $   3,019     $     3,214       $   6,218       $    6,823
    Professional services                                          3,626           3,820           6,901            6,896
    Hardware                                                          40             832              62            1,466
    Maintenance and other                                         10,099           8,747          19,993           16,822
    Resource management                                              445             439             912              868
                                                              ----------      ----------      ----------       ----------
       Total revenues                                             17,229          17,052          34,086           32,875
                                                              ----------      ----------      ----------       ----------
OPERATING EXPENSES:
    Cost of software licenses                                      1,171           1,366           2,115            2,746
    Cost of professional services                                  2,391           2,417           4,708            4,601
    Cost of hardware                                                  12             458              24            1,067
    Cost of maintenance and other                                  2,412           2,468           4,791            4,451
    Cost of resource management                                      178             148             353              287
    Research and development                                       2,987           3,393           5,952            6,991
    Sales and marketing                                            2,749           2,677           4,892            5,290
    General and administrative                                     2,887           3,295           6,162            6,366
    Employee termination benefits and other costs                      -             (75)              -             (161)
                                                              ----------      ----------      ----------       ----------
       Total operating expenses                                   14,787          16,147          28,997           31,638
                                                              ----------      ----------      ----------       ----------
OPERATING INCOME                                                   2,442             905           5,089            1,237
OTHER INCOME (EXPENSE):
    Interest income, net                                              65             139             115              275
    Loss on investment                                                 -               -               -           (1,888)
                                                              ----------      ----------      ----------       ----------
       Total other income (expense)                                   65             139             115           (1,613)
                                                              ----------      ----------      ----------       ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME                2,507           1,044           5,204             (376)

PROVISION (BENEFIT) FOR INCOME TAXES                                 982             419           1,983              (70)
NET INCOME (LOSS)                                                  1,525             625           3,221             (306)
    Foreign currency translation adjustments                           -               9               -               (3)
    Unrealized loss on investment                                    (60)            (41)             48              (22)
                                                              ----------      ----------      ----------       ----------
COMPREHENSIVE INCOME (LOSS)                                   $    1,465      $      593      $    3,269       $     (331)
                                                              ==========      ==========      ==========       ==========
NET INCOME (LOSS) PER SHARE:
    Basic                                                     $     0.14      $     0.04      $     0.29       $    (0.02)
                                                              ==========      ==========      ==========       ==========
    Diluted                                                   $     0.13      $     0.04      $     0.27       $    (0.02)
                                                              ==========      ==========      ==========       ==========







              The accompanying notes are an integral part of these
                            consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                 2002           2001
                                                                            ----------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                   $      3,221    $      (306)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities -
        Depreciation and amortization                                              2,127          2,388
        Deferred income taxes                                                      1,983             88
        Compensation related to stock transactions                                    37             30
        Loss on investment                                                             -          1,888
        Changes in operating assets and liabilities -
           Decrease (increase) in assets -
              Trade accounts receivable, net                                      (3,578)        (4,168)
              Notes receivable                                                     1,310           (263)
              Other current assets                                                   (61)          (396)
              Deposits                                                                 6            (13)
           Increase (decrease) in liabilities -
              Accounts payable and accrued liabilities                               218           (594)
              Deferred revenue                                                       486          2,172
              Note payable                                                             -           (625)
              Other liabilities                                                      (24)           (19)
                                                                            ------------   ------------
                  Net cash provided by operating activities                        5,725            182
                                                                            ------------   ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                        (913)          (871)
        Computer software development costs                                       (1,101)        (1,162)
        Cash distribution from Onvia investment                                      468              -
                                                                            ------------   ------------
                 Net cash used in investing activities                            (1,546)        (2,033)
                                                                            ------------   ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                   360             75
        Repurchase of common stock                                                (3,097)        (1,505)
                                                                            ------------   ------------
                 Net cash used in financing activities                            (2,737)        (1,430)
                                                                            ------------   ------------
    Effect of foreign currency exchange rate changes on cash and cash
        equivalents                                                                    -             (3)
                                                                            ------------   ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,442         (3,284)
    CASH AND CASH EQUIVALENTS, beginning of period                                10,862          9,762
                                                                            ------------   ------------
    CASH AND CASH EQUIVALENTS, end of period                                $     12,304   $      6,478
                                                                            ============   ============

    SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
        Cash paid for interest                                              $              $         70
                                                                                       6
        Cash paid for income taxes                                                    10              2


              The accompanying notes are an integral part of these
                            consolidated statements.

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The consolidated financial statements included herein have been prepared by H.T.E., Inc. ("HTE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001, and the notes thereto, included in the Company's Form 10-K (File No. 0-22657).

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

1.   LITIGATION

As described in the Company's Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the "Redeemed Shares") from Tyler Technologies, Inc. ("Tyler") for a purchase price of $7,305 (the "Redemption"). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida's control shares statute. The Company effected the Redemption in accordance with the requirements of Florida's control shares statute. The Redemption reduced the number of the Company's issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. Subsequently in this action, Tyler filed a counterclaim seeking a declaratory judgment from the court that, among other things, the Redemption was not valid under Florida law, in the alternative, the Company's right of redemption, if any, under Florida law only applies to those shares in excess of 20% of the issued and outstanding shares of common stock of the Company as of the date Tyler acquired the Redeemed Shares, in the alternative, the Company's calculation of fair value for any or all of the Redeemed Shares was understated, and that Tyler maintains the right to vote up to 20% of the issued and outstanding shares of the Company's common stock owned by Tyler. While the Company firmly believes that the Redemption was valid under Florida law, there can be no assurance that the court will confirm the Redemption. Further, if the Redemption is confirmed, but at a higher price than the Company paid for the Redeemed Shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit. In addition, during May 2002, the Company filed an amended complaint and Tyler filed an amended counterclaim in this matter. Tyler's amended counterclaim includes a claim for injurious falsehood and seeks undisclosed damages against the Company (the "Tyler Claim"). The Tyler Claim

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   LITIGATION  (CONTINUED)

alleges, in part, that the Redemption was invalid and the Company's public communications regarding the Redemption and voting restrictions placed upon the Redeemed Shares were wrongful and erroneous, and thereby effectively prevented Tyler from selling the Redeemed Shares. The Company believes the Tyler Claim is without merit and intends to vigorously defend itself. The Company's amended complaint includes claims for tortious interference with a contract and tortious interference with business relations and seeks unspecified damages against Tyler (the "Company Claims"). The Company Claims allege, in part, that Tyler tortuously interfered with certain contractual and business relationships of the Company. The court has entered an order setting all of these actions for trial during the February 2003 trial calendar.

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

2.   NET INCOME (LOSS) PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                             ---------------------        --------------------
                                                             2002           2001          2002          2001
                                                             ---------------------        --------------------
   Basic weighted-average shares outstanding                 10,829         17,264        11,031        17,330
                                                             ------         ------        ------        ------
   Common shares applicable to stock options using
        the treasury stock method                             1,156            205           902             -
                                                             ------         ------        ------        ------
   Diluted weighted average shares outstanding               11,985         17,469        11,933        17,330
                                                             ======         ======        ======        ======


The Company's earnings will change if the Redemption is not confirmed by the Court. See Note 1. The net income (loss) per share herein presented would be impacted as follows: i) outstanding shares of the Company's common stock would increase by 5,618,952 shares, ii) net income per share for the three months ended June 30, 2002 would be $0.09, and iii) net income per share for the six months ended June 30, 2002 would be $0.19.

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

                          H.T.E., INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.   INVESTMENT IN ONVIA AND LOSS ON INVESTMENT (CONTINUED)

HTE received a cash distribution of $0.39 per share, or $468 from Onvia in May 2002. This distribution was recorded as a reduction to the investment in the accompanying consolidated balance sheet as of June 30, 2002. As of June 30, 2002, the Investment in Onvia was valued at $0.19 per share, and an unrealized loss on investment of $60 was recorded in stockholders' equity in the accompanying consolidated balance sheet as of that date.

In April 2002, the Company entered into an agreement with Onvia in which Onvia agreed to repay the note receivable in full and to remove all resale restrictions on Onvia stock owned by the Company. The Company agreed to waive all unpaid interest on the note receivable. The balance of the note receivable of $1,300 was received by the Company on April 3, 2002.

4.   LINE OF CREDIT

Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the "New Loan") for a line of credit up to $5,000 based on the Company's trade accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank's prime rate plus 0.5 percent, increasing to the bank's prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank's prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of June 30, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 2002 and June 30, 2001," "Comparison of Six Months Ended June 30, 2002 and June 30, 2001," and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company's public sector customers, demand for the Company's products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-22657).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                        --------------------           --------------------
                                                        2002            2001           2002            2001
                                                        --------------------           --------------------
REVENUES:
      Software licenses                                  17.5%           18.8%          18.2%           20.7%
      Professional services                              21.1            22.4           20.2            21.0
      Hardware                                            0.2             4.9            0.2             4.5
      Maintenance and other                              58.6            51.3           58.7            51.2
      Resource management                                 2.6             2.6            2.7             2.6
                                                        -----           -----          -----           -----
         Total revenues                                 100.0           100.0          100.0           100.0
                                                        -----           -----          -----           -----
OPERATING EXPENSES:
      Cost of software licenses                           6.8             8.0            6.2             8.3
      Cost of professional services                      13.9            14.2           13.8            14.0
      Cost of hardware                                    0.1             2.7            0.1             3.2
      Cost of maintenance and other                      14.0            14.5           14.1            13.5
      Cost of resource management                         1.0             0.9            1.0             0.9
      Research and development                           17.3            19.9           17.5            21.3
      Sales and marketing                                15.9            15.7           14.3            16.1
      General and administrative                         16.8            19.3           18.1            19.4
      Employee termination benefits and other               -            (0.5)             -            (0.5)
        costs
                                                        -----           -----          -----           -----
         Total operating expenses                        85.8            94.7           85.1            96.2
                                                        -----           -----          -----           -----
OPERATING INCOME                                         14.2             5.3           14.9             3.8
OTHER INCOME (EXPENSE):
    Interest income, net                                  0.4             0.8            0.3             0.8
    Loss on investment                                      -               -              -            (5.7)
                                                        -----           -----          -----           -----
         Total other income (expense)                     0.4             0.8            0.3            (4.9)
                                                        -----           -----          -----           -----
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES                                         14.6             6.1           15.2            (1.1)
PROVISION (BENEFIT) FOR INCOME TAXES                      5.7             2.4            5.8            (0.2)
                                                        -----           -----          -----           -----
NET INCOME (LOSS)                                         8.9%            3.7%           9.4%           (0.9)%
                                                        =====           =====          =====           =====

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

Comparison of Three Months Ended June 30, 2002 and June 30, 2001 (Amounts in thousands)

   Revenues

   The Company's total revenues increased 1% to $17,229 for the three months ended June 30, 2002, from $17,052 for the three months ended June 30, 2001.

   Software License Revenues. Revenues from software licenses decreased 6% to $3,019 for the three months ended June 30, 2002, from $3,214 for the three months ended June 30, 2001. As a percentage of total revenues, software license revenues decreased to 17.5% for the three months ended June 30, 2002, from 18.8% for the three months ended June 30, 2001. The slight dollar and percentage decreases resulted primarily from an inconsistent market recovery.

   Professional Services Revenues. Revenues from professional services decreased 5% to $3,626 for the three months ended June 30, 2002, from $3,820 for the three months ended June 30, 2001. As a percentage of total revenues, professional services revenues decreased to 21.1% for the three months ended June 30, 2002, from 22.4% for the three months ended June 30, 2001. The slight dollar and percentage decreases resulted primarily from a decrease in professional services backlog related to 2001 and 2002 contracts, partially offset by additional service sales to the existing customer base.

   Hardware Revenues. Hardware revenues decreased 95% to $40 for the three months ended June 30, 2002, from $832 for the three months ended June 30, 2001. As a percentage of total revenues, hardware revenues decreased to 0.2% for the three months ended June 30, 2002, from 4.9% for the three months ended June 30, 2001. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

   Maintenance and Other Revenues. Revenues from maintenance and other increased 15% to $10,099 for the three months ended June 30, 2002, from $8,747 for the three months ended June 30, 2001. As a percentage of total revenues, maintenance and other revenues increased to 58.6% for the three months ended June 30, 2002, from 51.3% for the three months ended June 30, 2001. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2001 and 2002, customer system upgrades and price increases in the fees charged for annual maintenance.

   Resource Management Revenues. Revenues from resource management increased 1% to $445 for the three months ended June 30, 2002, from $439 for the three months ended June 30, 2001. As a percentage of total revenues, resource management revenues remained constant at 2.6% for the three months ended June 30, 2002 and 2001. The slight dollar increase was primarily related to annual price increases.

Cost of Revenues

  Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 14% to $1,171 for the three months ended June 30, 2002, from $1,366 for the three months ended June 30, 2001. As a percentage of software license revenues, cost of software licenses decreased to 38.8% for the three months ended June 30, 2002, from 42.5% for the three months ended June 30, 2001. The dollar and percentage decreases were directly related to the mix of third party products sold. Sales of third party products result in a higher cost of software license revenues.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

  Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 1% to $2,391 for the three months ended June 30, 2002, from $2,417 for the three months ended June 30, 2001. As a percentage of professional services revenues, cost of professional services increased to 65.9% for the three months ended June 30, 2002, from 63.3% for the three months ended June 30, 2001. The dollar decrease was directly related to the decrease in professional services revenue. The increase in the cost of professional services as a percentage of professional services revenues was primarily due to lower professional services revenues with a limited decrease in employee related costs.

   Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware decreased 97% to $12 for the three months ended June 30, 2002, from $458 for the three months ended June 30, 2001. As a percentage of hardware revenues, cost of hardware decreased to 30.0% for the three months ended June 30, 2002, from 55.0% for the three months ended June 30, 2001. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to the hardware royalties, which had no associated cost.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other decreased 2% to $2,412 for the three months ended June 30, 2002, from $2,468 for the three months ended June 30, 2001. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 23.9% for the three months ended June 30, 2002, from 28.2% for the three months ended June 30, 2001. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes in the second quarter of 2002. In addition, the percentage decrease was due to an increase in the maintenance revenue base.

   Cost of Resource Management Revenues. Cost of resource management increased 20% to $178 for the three months ended June 30, 2002, from $148 for the three months ended June 30, 2001. As a percentage of resource management revenues, cost of resource management increased to 40.0% for the three months ended June 30, 2002, from 33.7% for the three months ended June 30, 2001. The dollar and percentage increases were primarily related to an addendum to an existing outsourcing contract, which added resource.

   Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 12% to $2,987 for the three months ended June 30, 2002, compared to $3,393 for the three months ended June 30, 2001. As a percentage of total revenues, research and development decreased to 17.3% for the three months ended June 30, 2002, from 19.9% for the three months ended June 30, 2001. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased 3% to $2,749 for the three months ended June 30, 2002, from $2,677 for the three months ended June 30, 2001. As a percentage of total revenues, sales and marketing increased to 15.9% for the three months ended June 30, 2002, from 15.7% for the three months ended June 30, 2001. The dollar and percentage increases were primarily related to the launch of a national advertising campaign, partially offset by a decrease in the resources required to support the sales effort.

  General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 12% to $2,887 for the three months ended June 30, 2002, from $3,295 for the three months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses decreased to 16.8% for the three months ended June 30, 2002, from 19.3% for the three months ended June 30, 2001. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

  Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(75), or (0.5)% of total revenues, for the three months ended June 30, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2001 re-alignment. There were no comparable costs for the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2002 and June 30, 2001 (Amounts in thousands)

   Revenues

   The Company's total revenues increased 4% to $34,086 for the six months ended June 30, 2002, compared to $32,875 for the six months ended June 30, 2001.

   Software License Revenues. Revenues from software licenses decreased 9% to $6,218 for the six months ended June 30, 2002, from $6,823 for the six months ended June 30, 2001. As a percentage of total revenues, software license revenues decreased to 18.2% for the six months ended June 30, 2002, from 20.7% for the six months ended June 30, 2001. The dollar and percentage decreases resulted primarily from an inconsistent market recovery.

   Professional Services Revenues. Revenues from professional services remained relatively constant at $6,901 for the six months ended June 30, 2002, compared to $6,896 for the six months ended June 30, 2001. As a percentage of total revenues, professional services revenues decreased to 20.2% for the six months ended June 30, 2002, from 21.0% for the six months ended June 30, 2001. The percentage decrease related primarily to a decrease in professional services backlog from 2001 and 2002 contracts.

   Hardware Revenues. Hardware revenues decreased 96% to $62 for the six months ended June 30, 2002, from $1,466 for the six months ended June 30, 2001. As a percentage of total revenues, hardware revenues decreased to 0.2% for the six months ended June 30, 2002, from 4.5% for the six months ended June 30, 2001. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business. In 2000, the Company entered into an agreement with Vertical VAR. Under this agreement, the Company receives a royalty on hardware sales to HTE customers by Vertical VAR. In addition, the Company occasionally receives royalties from other hardware vendors.

   Maintenance and Other Revenues. Revenues from maintenance and other increased 19% to $19,993 for the six months ended June 30, 2002, from $16,822 for the six months ended June 30, 2001. As a percentage of total revenues, maintenance and other revenues increased to 58.7% for the six months ended June 30, 2002, from 51.2% for the six months ended June 30, 2001. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2001 and 2002, customer system upgrades and price increases in the fees charged for annual maintenance.

   Resource Management Revenues. Revenues from resource management increased 5% to $912 for the six months ended June 30, 2002, from $868 for the six months ended June 30, 2001. As a percentage of total revenues, resource management revenues remained relatively constant at 2.7% for the six months ended June 30, 2002, compared to 2.6% for the six months ended June 30, 2001. The dollar increase was primarily related to an addendum to an existing contract, which added resource.

Cost of Revenues

  Cost of Software License Revenues. Cost of software licenses decreased 23% to $2,115 for the six months ended June 30, 2002, from $2,746 for the six months ended June 30, 2001. As a percentage of software license revenues, cost of software licenses decreased to 34.0% for the six months ended June 30, 2002, from 40.2% for the six months ended June 30, 2001. The dollar and percentage decreases were directly related to the mix of third party products sold. Sales of third party products result in a higher cost of software license revenues.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

  Cost of Professional Services Revenues. Cost of professional services increased 2% to $4,708 for the six months ended June 30, 2002, from $4,601 for the six months ended June 30, 2001. As a percentage of professional services revenues, cost of professional services increased to 68.2% for the six months ended June 30, 2002, from 66.7% for the six months ended June 30, 2001. The slight dollar increase was due to increases in employee benefit related expenses. The increase in the cost of professional services as a percentage of professional services revenues was primarily due to flat revenues, combined with an increase in employee benefit related expenses.

   Cost of Hardware Revenues. Cost of hardware decreased 98% to $24 for the six months ended June 30, 2002, from $1,067 for the six months ended June 30, 2001. As a percentage of hardware revenues, cost of hardware decreased to 38.7% for the six months ended June 30, 2002, from 72.8% for the six months ended June 30, 2001. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The decrease in the cost of hardware as a percentage of hardware revenues was primarily due to hardware royalties, which had no associated cost.

   Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 8% to $4,791 for the six months ended June 30, 2002, from $4,451 for the six months ended June 30, 2001. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 24.0% for the six months ended June 30, 2002, from 26.5% for the six months ended June 30, 2001. The dollar increase was due to an increase in employee benefit related expenses, partially offset by more efficient use of existing resources and improved processes in the second quarter of 2002. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was primarily due to an increase in the maintenance revenue base.

   Cost of Resource Management Revenues. Cost of resource management increased 23% to $353 for the six months ended June 30, 2002, from $287 for the six months ended June 30, 2001. As a percentage of resource management revenues, cost of resource management increased to 38.7% for the six months ended June 30, 2002, from 33.1% for the six months ended June 30, 2001. The dollar and percentage increases were primarily related to an addendum to an existing contract, which added resource.

   Research and Development Expenses. Research and development expenses decreased 15% to $5,952 for the six months ended June 30, 2002, from $6,991 for the six months ended June 30, 2001. As a percentage of total revenues, research and development decreased to 17.5% for the six months ended June 30, 2002, from 21.3% for the six months ended June 30, 2001. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

  Sales and Marketing Expenses. Sales and marketing expenses decreased 8% to $4,892 for the six months ended June 30, 2002, from $5,290 for the six months ended June 30, 2001. As a percentage of total revenues, sales and marketing decreased to 14.3% for the six months ended June 30, 2002, from 16.1% for the six months ended June 30, 2001. The dollar and percentage decreases were primarily related to lower sales and a decrease in the resources required to support the sales effort, partially offset by the launch of a national advertising campaign in the second quarter of 2002.

  General and Administrative Expenses. General and administrative expenses decreased 3% to $6,162 for the six months ended June 30, 2002, from $6,366 for the six months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses decreased to 18.1% for the six months ended June 30, 2002, from 19.4% for the six months ended June 30, 2001. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies, partially offset by an increase in employee benefit related expenses.

                          H.T.E., INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

     Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $(161), or (0.5)% of total revenues, for the six months ended June 30, 2001. This amount related to the cash portion of a gain on the sale of certain assets that had been written off as part of the first quarter 2000 re-alignment. There were no comparable costs in the six months ended June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES  (Amounts in thousands)

     Net cash provided by operating activities totaled $5,725 and $182 during the six months ended June 30, 2002 and 2001, respectively. The increase in cash provided by operating activities is primarily due to an increase in net income and payment of the Onvia note receivable, partially offset by an increase in accounts receivable.

     Cash used in investing activities (capital expenditures and software development investments) totaled $1,546 and $2,033 during the six months ended June 30, 2002 and 2001, respectively. During 2001 and 2000, investing activities were comprised primarily of the Company's investments in equipment and related software development costs. In addition, in 2002 the Company received a cash distribution from its investment in Onvia.com, Inc. of $468.

     Net cash used in financing activities totaled $2,737 and $1,430 during the six months ended June 30, 2002 and 2001, respectively. The 2002 period reflects the repurchase of the Company's stock, partially offset by the proceeds from the exercise of options under the Company's executive incentive plan. The 2001 period reflects the repurchase of the Company's stock, partially offset by the proceeds from the sale of common stock in conjunction with the Company's employee stock purchase plan and the exercise of options under the Company's executive incentive plan.

     Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. Effective October 24, 2001, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (the "New Loan") for a line of credit up to $5 million based on the Company's accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank's prime rate plus 0.5 percent, increasing to the bank's prime rate plus 1.5 percent if quarterly net profit excluding non-recurring charges is not achieved. Two consecutive quarters of net profitability are required to regain the bank's prime rate plus 0.5 percent rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of June 30, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan. In the longer term or if the Company's current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

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

                                  JUNE 30, 2002

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3, as the Company does not have any financial instruments outstanding as of June 30, 2002, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                           PART II - OTHER INFORMATION
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ITEM 1.  LEGAL PROCEEDINGS

As described in the Company's Form 8-K and Form 10-Q filed with the Securities and Exchange Commission on October 29, 2001 and November 13, 2001, respectively, the Company redeemed 5,618,952 shares of its common stock (the "Redeemed Shares") from Tyler Technologies, Inc. ("Tyler") for a purchase price of $7,305 (the "Redemption"). Tyler purchased the Redeemed Shares in 1999 in a control shares acquisition, as defined in Florida's control shares statute. The Company effected the Redemption in accordance with the requirements of Florida's control shares statute. The Redemption reduced the number of the Company's issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the Redemption was not valid and contrary to Florida law. The Company reaffirms that under Florida law, the Redeemed Shares are no longer considered issued and outstanding and all rights with respect to them have ceased. Accordingly, in order to legally confirm the Redemption, the Company filed an action for a Declaratory Judgment, which is now pending before the Federal District Court for the Middle District of Florida in Orlando, Florida. Subsequently in this action, Tyler filed a counterclaim seeking a declaratory judgment from the court that, among other things, the Redemption was not valid under Florida law, in the alternative, the Company's right of redemption, if any, under Florida law only applies to those shares in excess of 20% of the issued and outstanding shares of common stock of the Company as of the date Tyler acquired the Redeemed Shares, in the alternative, the Company's calculation of fair value for any or all of the Redeemed Shares was understated, and that Tyler maintains the right to vote up to 20% of the issued and outstanding shares of the Company's common stock owned by Tyler. While the Company firmly believes that the Redemption was valid under Florida law, there can be no assurance that the court will confirm the Redemption. Further, if the Redemption is confirmed, but at a higher price than the Company paid for the Redeemed Shares, the Company will be required to draw such funds from its cash reserves and/or from its line of credit. In addition, during May 2002, the Company filed an amended complaint and Tyler filed an amended counterclaim in this matter. Tyler's amended counterclaim includes a claim for injurious falsehood and seeks undisclosed damages against the Company (the "Tyler Claim"). The Tyler Claim alleges, in part, that the Redemption was invalid and the Company's public communications regarding the Redemption and voting restrictions placed upon the Redeemed Shares were wrongful and erroneous, and thereby effectively prevented Tyler from selling the Redeemed Shares. The Company believes the Tyler Claim is without merit and intends to vigorously defend itself. The Company's amended complaint includes claims for tortuous interference with a contract and tortuous interference with business relations and seeks unspecified damages against Tyler (the "Company Claims"). The Company Claims allege, in part, that Tyler tortuously interfered with certain contractual and business relationships of the Company. The court has entered an order setting all of these actions for trial during the February 2003 trial calendar.

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

                                  JUNE 30, 2002

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

(a)   Not applicable.
(b)   Not applicable.
(c)   Not applicable.
(d)   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)   Not applicable.
(b)   Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

      On June 12, 2002, at the Company's Annual Meeting of Shareholders, the following was approved:

      1) The election of two members of the Company's Board of Directors to hold office until the 2005 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

      The total number of shares entitled to vote at this meeting was 10,817,405, and the tabulation of proxies was as follows:

      ELECTION OF DIRECTORS:

      NAME                                           FOR           WITHHELD          NON-VOTES
      ----                                           ---           --------          ---------
      Bernard B. Markey                              9,734,084      18,171           1,065,150
      George P. Keeley                               9,735,138      17,117           1,065,150

      No other business was brought before the Annual Meeting.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on June 11, 2002, indicating a change in the Company's auditors.

                          H.T.E., INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               H.T.E., INC.

Date:  August 14, 2002

                                               /s/ Joseph M. Loughry III
                                               ---------------------------------
                                               Joseph M. Loughry III
                                               Chief Executive Officer/President




                                               /s/ Susan D. Falotico
                                               ---------------------------------
                                               Susan D. Falotico
                                               Chief Financial Officer