Form 10-Q
period 2002-09-30
HTE INC
filed 2002-11-14
CIK 1010655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission File No: 0-22657

H.T.E., INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2133858 (I.R.S. Employer Identification No.)

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

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2002
Common stock Par value $.01 per share	15,973,981

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30,	December 31,
	2002	2001

ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$24,107	$10,862
Trade accounts receivable, net	23,435	21,235
Deferred income taxes	772	1,732
Note receivable, current portion	—	360
Other current assets	1,520	1,663

Total current assets	49,834	35,852

COMPUTER EQUIPMENT, FURNITURE AND FIXTURES, net	3,709	3,308

OTHER ASSETS
Computer software development costs, net	3,451	4,001
Other intangible assets, net	25	103
Deferred income taxes	1,814	3,747
Note receivable, long-term	—	950
Investment in Onvia	247	648
Deposits	232	238

Total other assets	5,769	9,687

	$59,312	$48,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,761	$6,726
Deferred revenue	33,363	31,206

Total current liabilities	40,124	37,932

LONG-TERM LIABILITIES
Other long-term liabilities	372	408

Total long-term liabilities	372	408

STOCKHOLDERS’ EQUITY
Common stock	162	114
Additional paid-in capital	25,672	22,375
Accumulated deficit	(6,852)	(11,768)
Receivable from shareholders	(19)	—
Unrealized loss on investment	(147)	(214)

Total stockholders’ equity	18,816	10,507

	$59,312	$48,847

The accompanying notes are an integral part of these consolidated balance sheets.

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUES:
Software licenses	$3,104	$2,787	$9,322	$9,610
Professional services	3,950	3,230	10,851	10,126
Hardware	737	217	799	1,683
Maintenance and other	10,150	9,482	30,143	26,304
Resource management	462	427	1,374	1,295

Total revenues	18,403	16,143	52,489	49,018

OPERATING EXPENSES:
Cost of software licenses	1,092	1,109	3,207	3,855
Cost of professional services	2,348	2,383	7,056	6,984
Cost of hardware	716	152	740	1,219
Cost of maintenance and other	2,305	2,480	7,096	6,931
Cost of resource management	185	126	538	413
Research and development	3,204	3,226	9,156	10,217
Sales and marketing	2,773	2,227	7,665	7,517
General and administrative	3,062	3,559	9,224	9,925
Employee termination benefits and other costs	—	1,289	—	1,128

Total operating expenses	15,685	16,551	44,682	48,189

OPERATING INCOME	2,718	(408)	7,807	829
OTHER INCOME (EXPENSE):
Interest income, net	55	100	170	375
Loss on investment	—	—	—	(1,888)

Total other income (expense)	55	100	170	(1,513)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,773	(308)	7,977	(684)
PROVISION FOR INCOME TAXES	1,078	225	3,061	155

NET INCOME (LOSS)	1,695	(533)	4,916	(839)
Foreign currency translation adjustments	—	(8)	—	(11)
Unrealized loss on investment	19	(336)	67	(358)

COMPREHENSIVE INCOME (LOSS)	$1,714	$(877)	$4,983	$(1,208)

NET INCOME (LOSS) PER SHARE:
Basic	$0.15	$(0.03)	$0.44	$(0.05)

Diluted	$0.14	$(0.03)	$0.41	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,512	16,959	11,193	17,205
Diluted	12,508	16,959	12,106	17,205

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,916	$(839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	3,233	3,667
Loss on disposal of computer equipment, furniture and fixtures	—	10
Loss on write-off of other intangible assets	—	11
Loss on write-off of computer software development costs	—	274
Gain on sale of assets	—	(81)
Deferred income taxes	3,061	297
Compensation related to stock transactions	56	45
Loss on investment	—	1,888
Changes in operating assets and liabilities—
Decrease (increase) in assets—
Trade accounts receivable, net	(2,200)	(386)
Notes receivable	1,310	(163)
Other current assets	143	(282)
Deposits	6	(12)
Increase (decrease) in liabilities—
Accounts payable and accrued liabilities	35	(828)
Deferred revenue	2,157	4,411
Note payable	—	(625)
Other liabilities	(36)	(30)

Net cash provided by operating activities	12,681	7,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,525)	(1,130)
Computer software development costs	(1,481)	(1,629)
Cash distribution from Onvia investment	468	—

Net cash used in investing activities	(2,538)	(2,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	502	168
Repurchase of common stock	(4,705)	(1,509)
Refund of funds escrowed for redemption of Tyler shares	7,305	—

Net cash used in financing activities	3,102	(1,341)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(11)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,245	3,246
CASH AND CASH EQUIVALENTS, beginning of period	10,862	9,762

CASH AND CASH EQUIVALENTS, end of period	$24,107	$13,008

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid for interest	$6	$79
Cash paid for income taxes	10	2

The accompanying notes are an integral part of these consolidated statements.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001
(Amounts in thousands, except share and per share amounts)

The consolidated financial statements included herein have been prepared by H.T.E., Inc. (“HTE” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001, and the notes thereto, included in the Company’s Form 10-K (File No. 0-22657).

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

1. LITIGATION

As described in the Company’s Form 8-K and Form 10-K filed with the Securities and Exchange Commission on October 29, 2001 and March 28, 2002, respectively, the Company redeemed 5,618,952 shares of its common stock (the “Shares”) from Tyler Technologies, Inc. (“Tyler”) for a purchase price of $7,305. Tyler purchased the Shares in 1999 in a control shares acquisition, as defined in Florida’s control shares statute. The Company effected the redemption under the provisions of Florida’s control shares statute. The redemption reduced the number of Company’s issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the redemption was not valid and contrary to Florida law. The Company reaffirmed that under Florida law, the Shares were no longer considered issued and outstanding and all rights with respect to them had ceased. In order to legally confirm the redemption, the Company filed an action for a Declaratory Judgment with the Federal District Court for the Middle District of Florida in Orlando, Florida (the “Court”). Subsequently in this action, Tyler filed a counterclaim seeking a declaratory judgment from the Court that, among other things, the redemption was not valid under Florida law, in the alternative, the Company’s right of redemption, if any, under Florida law only applies to those shares in excess of 20% of the issued and outstanding shares of common stock of the Company as of the date Tyler acquired the Shares, in the alternative, the Company’s calculation of fair value for any or all of the Shares was understated, and that Tyler maintained the right to vote up to 20% of the issued and outstanding shares of the Company’s common stock owned by Tyler (the “Tyler Voting Issue”). In May 2002, the Company filed an amended complaint and Tyler filed an amended counterclaim in the case. Tyler’s amended counterclaim included a claim for injurious falsehood and sought undisclosed damages against the Company (the “Tyler Claim”). The Company’s amended complaint included claims for tortious interference with a contract and tortious interference with business relations and sought unspecified damages against

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001
(Amounts in thousands, except share and per share amounts)

1. LITIGATION (continued)

Tyler (the “Company Claims”). On September 18, 2002 the Court entered an order denying the Company’s Declaratory Judgment to uphold its rights, under Florida law, to redeem 5,618,952 shares of its common stock from Tyler. As a result of the Court’s decision, ordering that the redemption is invalid and no longer effective, the Shares were considered issued and outstanding shares of Company’s common stock effective September 18, 2002. (See the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2002.) Further, as a result of the Court’s decision, the Company and Tyler entered into a settlement agreement whereby the Tyler Claims and Company Claims were released and dismissed. The sole remaining issue or claim before the Court at this time is the Tyler Voting Issue. Tyler asserts its right to vote up to 20% of the issued and outstanding shares of the Company’s common stock owned by Tyler, and the Company maintains that Tyler has no voting rights as to the Shares.

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

2. NET INCOME (LOSS) PER SHARE

Basic and diluted weighted average shares outstanding were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Basic weighted-average shares outstanding	11,512	16,959	11,193	17,205
Common shares applicable to stock options using the treasury stock method	996	—	913	—

Diluted weighted average shares outstanding	12,508	16,959	12,106	17,205

The weighted average shares for the three and nine months ended September 30, 2002 reflect the decision of the United States District Court for the Middle District of Florida, Orlando Division, which on September 18, 2002 denied HTE’s Declaratory Judgment to uphold its rights, under Florida law, to redeem 5,618,952 shares of its common stock from Tyler. As a result of the Court’s decision, ordering that the redemption is invalid and no longer effective, the 5,618,952 shares of the Company’s common stock held by Tyler are considered issued and outstanding shares of HTE’s common stock effective September 18, 2002, and the weighted average shares outstanding were calculated accordingly. See note 1.

H.T.E., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001
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

HTE received a cash distribution of $0.39 per share, or $468 from Onvia in May 2002. This distribution was recorded as a reduction to the investment in the accompanying consolidated balance sheet as of June 30, 2002. As of September 30, 2002, the Investment in Onvia was valued at $2.06 per share after a one-for-ten reverse stock split, and an unrealized gain on investment of $19 was recorded in stockholders’ equity in the accompanying consolidated balance sheet as of that date.

In April 2002, the Company entered into an agreement with Onvia in which Onvia agreed to repay the note receivable in full and to remove all resale restrictions on Onvia stock owned by the Company. The Company agreed to waive all unpaid interest on the note receivable. The balance of the note receivable of $1,300 was received by the Company on April 3, 2002.

4. LINE OF CREDIT

Effective October 24, 2002, the Company renewed its Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5,000 based on the Company’s trade accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate, increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit, excluding non-recurring charges, is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of September 30, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Comparison of Three Months Ended September 30, 2002 and September 30, 2001,” “Comparison of Nine Months Ended September 30, 2002 and September 30, 2001,” and “Liquidity and Capital Resources,” below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this section depending on a variety of important factors, among which are the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis, the ability of the Company to properly manage growth and successfully integrate acquired companies and operations, the ability of the Company to respond to technological changes for enhancement of existing products and development of new products, changes in budgetary and regulatory conditions in the Company’s public sector customers, demand for the Company’s products and changes in the competitive and economic environment generally. A comprehensive summary of these and other risks and uncertainties can be found in the Company’s filings with the Securities and Exchange Commission from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-22657).

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and loss items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Software licenses	16.9%	17.3%	17.8%	19.6%
Professional services	21.5	20.0	20.7	20.7
Hardware	4.0	1.3	1.5	3.4
Maintenance and other	55.1	58.7	57.4	53.7
Resource management	2.5	2.7	2.6	2.6

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Cost of software licenses	5.9	6.9	6.1	7.9
Cost of professional services	12.8	14.7	13.4	14.3
Cost of hardware	3.9	0.9	1.4	2.5
Cost of maintenance and other	12.5	15.4	13.5	14.1
Cost of resource management	1.0	0.8	1.0	0.8
Research and development	17.4	20.0	17.5	20.8
Sales and marketing	15.1	13.8	14.6	15.3
General and administrative	16.6	22.0	17.6	20.3
Employee termination benefits and other costs	0.0	8.0	0.0	2.3

Total operating expenses	85.2	102.5	85.1	98.3

OPERATING INCOME	14.8	(2.5)	14.9	1.7
OTHER INCOME (EXPENSE):
Interest income, net	0.3	0.6	0.3	0.8
Loss on investment	0.0	0.0	0.0	(3.9)

Total other income (expense)	0.3	0.6	0.3	(3.1)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	15.1	(1.9)	15.2	(1.4)
PROVISION (BENEFIT) FOR INCOME TAXES	5.9	1.4	5.8	0.3

NET INCOME (LOSS)	9.2%	(3.3)%	9.4%	(1.7)%

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

Comparison of Three Months Ended September 30, 2002 and September 30, 2001 (Amounts in thousands)

Revenues

     The Company’s total revenues increased 14% to $18,403 for the three months ended September 30, 2002, from $16,143 for the three months ended September 30, 2001.

     Software License Revenues. Revenues from software licenses increased 11% to $3,104 for the three months ended September 30, 2002, from $2,787 for the three months ended September 30, 2001. As a percentage of total revenues, software license revenues decreased to 16.9% for the three months ended September 30, 2002, from 17.3% for the three months ended September 30, 2001. The dollar increase was primarily related to higher cross-selling of applications to the existing customer base in the third quarter of 2002. The decrease in software license revenues as a percentage of total revenues resulted primarily from higher maintenance and hardware revenues.

     Professional Services Revenues. Revenues from professional services increased 22% to $3,950 for the three months ended September 30, 2002, from $3,230 for the three months ended September 30, 2001. As a percentage of total revenues, professional services revenues increased to 21.5% for the three months ended September 30, 2002, from 20.0% for the three months ended September 30, 2001. The dollar and percentage increases resulted primarily from new business and additional cross-selling of services back to the customer base combined with increased revenues related to federal contracts. Federal contract appropriations for the fourth quarter 2002 have been delayed which creates a potential for lower service revenues in the fourth quarter of 2002 of $360 if not made up in other service areas.

     Hardware Revenues. Hardware revenues increased 240% to $737 for the three months ended September 30, 2002, from $217 for the three months ended September 30, 2001. As a percentage of total revenues, hardware revenues increased to 4.0% for the three months ended September 30, 2002, from 1.3% for the three months ended September 30, 2001. The dollar and percentage increases were primarily due to a large one-time hardware sale by the federal division.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 7% to $10,150 for the three months ended September 30, 2002, from $9,482 for the three months ended September 30, 2001. As a percentage of total revenues, maintenance and other revenues decreased to 55.1% for the three months ended September 30, 2002, from 58.7% for the three months ended September 30, 2001. The dollar increase was primarily due to maintenance contracts associated with new software licenses booked in 2001 and 2002, customer system upgrades and price increases in the fees charged for annual maintenance. The decrease in maintenance revenues as a percentage of total revenues was related to higher software, hardware and service revenues.

     Resource Management Revenues. Revenues from resource management increased 8% to $462 for the three months ended September 30, 2002, from $427 for the three months ended September 30, 2001. As a percentage of total revenues, resource management revenues remained relatively constant at 2.5% and 2.7% for the three months ended September 30, 2002 and 2001, respectively. The dollar increase was primarily related to annual price increases.

Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses includes third-party royalties and amortization of computer software development costs. Cost of software licenses decreased 2% to $1,092 for the three months ended September 30, 2002, from $1,109 for the three months ended September 30, 2001. As a percentage of software license revenues, cost of software licenses decreased to 35.2% for the three months ended September 30, 2002, from 39.8% for the three months ended September 30, 2001. The dollar and percentage decreases were directly related to the mix of third party products sold. Sales of third party products result in a higher cost of software license revenues.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

     Cost of Professional Services Revenues. Cost of professional services consists primarily of personnel costs and other costs related to the services business. Cost of professional services decreased 1% to $2,348 for the three months ended September 30, 2002, from $2,383 for the three months ended September 30, 2001. As a percentage of professional services revenues, cost of professional services decreased to 59.4% for the three months ended September 30, 2002, from 73.8% for the three months ended September 30, 2001. The dollar and percentage decreases were primarily related to more efficient use of existing resources. Margins may decrease in the fourth quarter 2002 due to appropriation slow downs related to federal contracts.

     Cost of Hardware Revenues. Cost of hardware consists primarily of costs payable to vendors for hardware. Cost of hardware increased 371% to $716 for the three months ended September 30, 2002, from $152 for the three months ended September 30, 2001. As a percentage of hardware revenues, cost of hardware increased to 97.2% for the three months ended September 30, 2002, from 70.0% for the three months ended September 30, 2001. The dollar increase was directly related to increased hardware revenues, which resulted from a large hardware sale by the federal division. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the large hardware sale, which had a small margin, compared to mostly hardware royalties in 2001, which had no associated cost.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other consists of primarily telephone support, documentation and related administrative and personnel expenses. Cost of maintenance and other decreased 7% to $2,305 for the three months ended September 30, 2002, from $2,480 for the three months ended September 30, 2001. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 22.7% for the three months ended September 30, 2002, from 26.2% for the three months ended September 30, 2001. The dollar and percentage decreases were primarily related to more efficient use of existing resources and improved processes in the second and third quarter of 2002. In addition, the percentage decrease was due to an increase in the maintenance revenue base.

     Cost of Resource Management Revenues. Cost of resource management increased 47% to $185 for the three months ended September 30, 2002, from $126 for the three months ended September 30, 2001. As a percentage of resource management revenues, cost of resource management increased to 40.0% for the three months ended September 30, 2002, from 29.5% for the three months ended September 30, 2001. The dollar and percentage increases were primarily related to an addendum to an existing outsourcing contract, which added resource.

     Research and Development Expenses. Research and development expenses are comprised primarily of salaries, a portion of the Company’s overhead for its in-house staff and amounts paid to outside consultants to supplement the product development efforts of its in-house staff. Research and development expenses decreased 1% to $3,204 for the three months ended September 30, 2002, compared to $3,226 for the three months ended September 30, 2001. As a percentage of total revenues, research and development decreased to 17.4% for the three months ended September 30, 2002, from 20.0% for the three months ended September 30, 2001. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel related benefits and administrative costs allocated to the Company’s sales and marketing personnel. Sales and marketing expenses increased 25% to $2,773 for the three months ended September 30, 2002, from $2,227 for the three months ended September 30, 2001. As a percentage of total revenues, sales and marketing increased to 15.1% for the three months ended September 30, 2002, from 13.8% for the three months ended September 30, 2001. The dollar and percentage increases were primarily related to the launch of a national advertising campaign, partially offset by a decrease in the resources required to support the sales effort.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

     General and Administrative Expenses. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses decreased 14% to $3,062 for the three months ended September 30, 2002, from $3,559 for the three months ended September 30, 2001. As a percentage of total revenues, general and administrative expenses decreased to 16.6% for the three months ended September 30, 2002, from 22.0% for the three months ended September 30, 2001. The dollar decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies. The percentage decrease was due to reduced expenses combined with higher revenues.

     Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,289, or 8.0% of total revenues, for the three months ended September 30, 2001. This amount related to employee severance packages, capitalized software development cost write-offs, gain from sale of assets and other costs related to the discontinuation of product lines. This charge was the result of the recent change in the Company’s strategy. The costs incurred include $659 for employee severance packages related to a workforce reduction and $705 for the discontinuation of various product lines, partially offset by a $75 gain from sale of assets. There were no comparable costs for the three months ended September 30, 2002.

Comparison of Nine Months Ended September 30, 2002 and September 30, 2001 (Amounts in thousands)

Revenues

     The Company’s total revenues increased 7% to $52,489 for the nine months ended September 30, 2002, compared to $49,018 for the nine months ended September 30, 2001.

     Software License Revenues. Revenues from software licenses decreased 3% to $9,322 for the nine months ended September 30, 2002, from $9,610 for the nine months ended September 30, 2001. As a percentage of total revenues, software license revenues decreased to 17.8% for the nine months ended September 30, 2002, from 19.6% for the nine months ended September 30, 2001. The dollar decrease was primarily related to strategic discounting of certain applications to gain new business accounts. The percentage decrease is primarily related to the these pricing changes combined with higher maintenance revenue base.

     Professional Services Revenues. Revenues from professional services increased 7% to $10,851 for the nine months ended September 30, 2002, from $10,126 for the nine months ended September 30, 2001. As a percentage of total revenues, professional services revenues remained constant at 20.7% for the nine months ended September 30, 2002 and 2001. The dollar increase related primarily to new business and additional cross-selling of services back to the customer base combined with increased revenue related to federal contracts. Federal contract appropriations for the fourth quarter 2002 have been delayed which creates a potential for lower service revenues in the fourth quarter 2002 if not made up in other service areas.

     Hardware Revenues. Hardware revenues decreased 53% to $799 for the nine months ended September 30, 2002, from $1,683 for the nine months ended September 30, 2001. As a percentage of total revenues, hardware revenues decreased to 1.5% for the nine months ended September 30, 2002, from 3.4% for the nine months ended September 30, 2001. The dollar and percentage decreases were primarily due to the Company transitioning out of the hardware business, partially offset by a large hardware sale by the federal division.

     Maintenance and Other Revenues. Revenues from maintenance and other increased 15% to $30,143 for the nine months ended September 30, 2002, from $26,304 for the nine months ended September 30, 2001. As a percentage of total revenues, maintenance and other revenues increased to 57.4% for the nine months ended September 30, 2002, from 53.7% for the nine months ended September 30, 2001. The dollar and percentage increases were primarily due to maintenance contracts associated with new software licenses booked in 2001 and 2002, customer system upgrades and price increases in the fees charged for annual maintenance.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

     Resource Management Revenues. Revenues from resource management increased 6% to $1,374 for the nine months ended September 30, 2002, from $1,295 for the nine months ended September 30, 2001. As a percentage of total revenues, resource management revenues remained constant at 2.6% for the nine months ended September 30, 2002 and 2001. The dollar increase was primarily related to an addendum to an existing contract, which added resource.

Cost of Revenues

     Cost of Software License Revenues. Cost of software licenses decreased 17% to $3,207 for the nine months ended September 30, 2002, from $3,855 for the nine months ended September 30, 2001. As a percentage of software license revenues, cost of software licenses decreased to 34.4% for the nine months ended September 30, 2002, from 40.1% for the nine months ended September 30, 2001. The dollar and percentage decreases were directly related to the mix of third party products sold. Sales of third party products result in a higher cost of software license revenues.

     Cost of Professional Services Revenues. Cost of professional services increased 1% to $7,056 for the nine months ended September 30, 2002, from $6,984 for the nine months ended September 30, 2001. As a percentage of professional services revenues, cost of professional services decreased to 65.0% for the nine months ended September 30, 2002, from 69.0% for the nine months ended September 30, 2001. The dollar increase was due to increases in employee benefit related expenses. The decrease in the cost of professional services as a percentage of professional services revenues was primarily due to higher revenues, partially offset by an increase in employee benefit related expenses.

     Cost of Hardware Revenues. Cost of hardware decreased 39% to $740 for the nine months ended September 30, 2002, from $1,219 for the nine months ended September 30, 2001. As a percentage of hardware revenues, cost of hardware increased to 92.6% for the nine months ended September 30, 2002, from 72.4% for the nine months ended September 30, 2001. The dollar decrease was directly related to decreased hardware revenues, which resulted from the transition out of the hardware business. The increase in the cost of hardware as a percentage of hardware revenues was primarily due to the large hardware sale, which had a small margin, compared to a large amount of hardware royalties in 2001, which had no associated cost.

     Cost of Maintenance and Other Revenues. Cost of maintenance and other increased 2% to $7,096 for the nine months ended September 30, 2002, from $6,931 for the nine months ended September 30, 2001. As a percentage of maintenance and other revenues, cost of maintenance and other decreased to 23.5% for the nine months ended September 30, 2002, from 26.3% for the nine months ended September 30, 2001. The dollar increase was due to an increase in employee benefit related expenses, partially offset by more efficient use of existing resources and improved processes in the second and third quarters of 2002. The decrease in the cost of maintenance and other as a percentage of maintenance and other revenue was primarily due to an increase in the maintenance revenue base.

     Cost of Resource Management Revenues. Cost of resource management increased 30% to $538 for the nine months ended September 30, 2002, from $413 for the nine months ended September 30, 2001. As a percentage of resource management revenues, cost of resource management increased to 39.2% for the nine months ended September 30, 2002, from 31.9% for the nine months ended September 30, 2001. The dollar and percentage increases were primarily related to an addendum to an existing contract, which added resource.

     Research and Development Expenses. Research and development expenses decreased 10% to $9,156 for the nine months ended September 30, 2002, from $10,217 for the nine months ended September 30, 2001. As a percentage of total revenues, research and development decreased to 17.5% for the nine months ended September 30, 2002, from 20.8% for the nine months ended September 30, 2001. The dollar and percentage decreases were primarily due to a reduction in the number of contractors used and a reduction in workforce.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

     Sales and Marketing Expenses. Sales and marketing expenses increased 2% to $7,665 for the nine months ended September 30, 2002, from $7,517 for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing decreased to 14.6% for the nine months ended September 30, 2002, from 15.3% for the nine months ended September 30, 2001. The dollar increase was primarily related to the launch of a national advertising campaign, partially offset by a decrease in the resources required to support the sales effort. The decrease in sales and marketing expenses as a percentage of total revenues was primarily related to higher revenues.

     General and Administrative Expenses. General and administrative expenses decreased 7% to $9,224 for the nine months ended September 30, 2002, from $9,925 for the nine months ended September 30, 2001. As a percentage of total revenues, general and administrative expenses decreased to 17.6% for the nine months ended September 30, 2002, from 20.3% for the nine months ended September 30, 2001. The dollar and percentage decreases were primarily due to an effort by management to reduce and control expenses by improving efficiencies, partially offset by an increase in employee benefit related expenses.

     Employee Termination Benefits and Other Costs. Employee termination benefits and other costs were $1,128, or 2.3% of total revenues, for the nine months ended September 30, 2001. This amount related to employee severance packages, capitalized software development cost write-offs, gain from sale of assets and other costs related to the discontinuation of product lines. This charge was the result of the recent change in the Company’s strategy. The costs incurred include $659 for employee severance packages related to a workforce reduction and $705 for the discontinuation of various product lines, partially offset by a $236 gain from sale of assets. There were no comparable costs in the nine months ended September 30, 2002.

The Company’s revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the timing of governmental appropriations, the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company’s solutions, the timing of customer system conversions, and the Company’s sales practices. The Company believes that historical quarterly operating data should not be relied upon as an indicator of future performance. However, the Company has often recognized a substantial portion of its revenues during the last month of each quarter. Since a significant portion of the Company’s operating expenses is relatively fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

Net cash provided by operating activities totaled $12,681 and $7,357 during the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided by operating activities is primarily due to an increase in net income and payment of the Onvia note receivable, partially offset by an increase in accounts receivable.

Cash used in investing activities (capital expenditures and software development investments) totaled $2,538 and $2,759 during the nine months ended September 30, 2002 and 2001, respectively. During 2002 and 2001, investing activities were comprised primarily of the Company’s investments in equipment and related software development costs. In addition, in 2002 the Company received a cash distribution from its investment in Onvia.com, Inc. of $468.

Net cash provided by financing activities totaled $3,102 during the nine months ended September 30, 2002, compared to net cash used of $1,341 during the nine months ended September 30, 2001. The 2002 period reflects $7,305 received from the return of the escrow deposit intended for the redemption of shares owned by Tyler (see note 1) and proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan and the exercise of options under the Company’s executive incentive plan, partially offset by the repurchase of the Company’s stock. The 2001 period reflects the repurchase of the Company’s stock, partially offset by the proceeds from the sale of common stock in conjunction with the Company’s employee stock purchase plan and the exercise of options under the Company’s executive incentive plan.

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

Based on current operating projections, the Company believes its cash balances and cash generated from operations will satisfy the Company’s working capital and capital expenditure requirements for at least the next 12 months. Effective October 24, 2002, the Company renewed its Loan and Security Agreement with Silicon Valley Bank (the “New Loan”) for a line of credit up to $5,000 based on the Company’s accounts receivable balance. The term of the New Loan is for one year from the date of closing and bears interest at the bank’s prime rate, increasing to the bank’s prime rate plus 1.5 percent if quarterly net profit, excluding non-recurring charges, is not achieved. Two consecutive quarters of net profitability are required to regain the bank’s prime rate. The New Loan is collateralized by the assets of the Company and requires the Company to maintain a financial covenant related to tangible net worth. As of September 30, 2002, the Company was in compliance with this debt covenant, and there were no borrowings outstanding under the New Loan. In the longer term or if the Company’s current operating projections do not materialize, the Company may require additional sources of liquidity to fund future growth and operations. Such sources of liquidity may include additional equity offerings or debt financings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No information has been presented pursuant to Item 3, as the Company does not have any financial instruments outstanding as of September 30, 2002, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

Item 4. Controls and Procedures

On November 5, 2002, we carried out an evaluation, under the supervision and with participation of our President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2002. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of internal controls.

PART II — OTHER INFORMATION
(Amounts in thousands, except share amounts)

Item 1. Legal Proceedings

As described in the Company’s Form 8-K and Form 10-K filed with the Securities and Exchange Commission on October 29, 2001 and March 28, 2002, respectively, the Company redeemed 5,618,952 shares of its common stock (the “Shares”) from Tyler Technologies, Inc. (“Tyler”) for a purchase price of $7,305. Tyler purchased the Shares in 1999 in a control shares acquisition, as defined in Florida’s control shares statute. The Company effected the redemption under the provisions of Florida’s control shares statute. The redemption reduced the number of Company’s issued and outstanding shares of common stock from 16,960,557 to 11,341,605 as of October 29, 2001. Tyler subsequently sent a letter to the Company and issued a press release on October 30, 2001 asserting that it continued to be a shareholder of the Company and that the redemption was not valid and contrary to Florida law. The Company reaffirmed that under Florida law, the Shares were no longer considered issued and outstanding and all rights with respect to them had ceased. In order to legally confirm the redemption, the Company filed an action for a Declaratory Judgment with the Federal District Court for the Middle District of Florida in Orlando, Florida (the “Court”). Subsequently in this action, Tyler filed a counterclaim seeking a declaratory judgment from the Court that, among other things, the redemption was not valid under Florida law, in the alternative, the Company’s right of redemption, if any, under Florida law only applies to those shares in excess of 20% of the issued and outstanding shares of common stock of the Company as of the date Tyler acquired the Shares, in the alternative, the Company’s calculation of fair value for any or all of the Shares was understated, and that Tyler maintained the right to vote up to 20% of the issued and outstanding shares of the Company’s common stock owned by Tyler (the “Tyler Voting Issue”). In May 2002, the Company filed an amended complaint and Tyler filed an amended counterclaim in the

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

PART II — OTHER INFORMATION (continued)
(Amounts in thousands, except share amounts)

Item 1. Legal Proceedings (continued)

case. Tyler’s amended counterclaim included a claim for injurious falsehood and sought undisclosed damages against the Company (the “Tyler Claim”). The Company’s amended complaint included claims for tortious interference with a contract and tortious interference with business relations and sought unspecified damages against Tyler (the “Company Claims”). On September 18, 2002 the Court entered an order denying the Company’s Declaratory Judgment to uphold its rights, under Florida law, to redeem 5,618,952 shares of its common stock from Tyler. As a result of the Court’s decision, ordering that the redemption is invalid and no longer effective, the Shares were considered issued and outstanding shares of Company’s common stock effective September 18, 2002. (See the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2002.) Further, as a result of the Court’s decision, the Company and Tyler entered into a settlement agreement whereby the Tyler Claims and Company Claims were released and dismissed. The sole remaining issue or claim before the Court at this time is the Tyler Voting Issue. Tyler asserts its right to vote up to 20% of the issued and outstanding shares of the Company’s common stock owned by Tyler, and the Company maintains that Tyler has no voting rights as to the Shares.

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

H.T.E., INC. AND SUBSIDIARIES

SEPTEMBER 30, 2002

PART II — OTHER INFORMATION (continued)
(Amounts in thousands, except share amounts)

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph M. Loughry, III.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Susan D. Falotico.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on September 24, 2002, indicating that the Court denied the redemption of Tyler shares and that HTE and Tyler dismissed the remaining tort claims against each other.

     The Company filed a report on Form 8-K on October 15, 2002, which contained its earnings release for the quarter ended September 30, 2002.

H.T.E., INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.T.E., Inc.

Date:	November 12, 2002

/s/ Joseph M. Loughry III

Joseph M. Loughry III Chief Executive Officer/President

/s/ Susan D. Falotico

Susan D. Falotico Chief Financial Officer

CERTIFICATION

I, Joseph M. Loughry, III, Chief Executive Officer and President of H.T.E., Inc., certify that:

1.	I have reviewed this quarterly report on Form 10Q of H.T.E., Inc.;

1.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

1.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

1.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Joseph M. Loughry, III

Joseph M. Loughry, III Chief Executive Officer and President

CERTIFICATION

I, Susan D. Falotico, Chief Financial Officer of H.T.E., Inc., certify that:

1.	I have reviewed this quarterly report on Form 10Q of H.T.E., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Susan D. Falotico

Susan D. Falotico Chief Financial Officer